Form 10-Q
period 2014-03-31
Cole Credit Property Trust V, Inc.
filed 2014-05-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 333-189891 (1933 Act)

COLE CREDIT PROPERTY TRUST V, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1958593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2014, there were approximately 248,000 shares of common stock, par value $0.01, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$312,681	$—
Buildings and improvements, less accumulated depreciation of $1,678 and $0, respectively	2,562,967	—
Acquired intangible lease assets, less accumulated amortization of $1,155 and $0, respectively	421,443	—
Total investment in real estate assets, net	3,297,091	—
Cash and cash equivalents	254,957	200,000
Total assets	$3,552,048	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Affiliate line of credit	$1,000,000	$—
Accounts payable and accrued expenses	28,240	—
Due to affiliates	50,457	—
Distributions payable	6,164	—
Deferred rental income	6,721	—
Total liabilities	1,091,582	—
Commitments and contingencies
STOCKHOLDER’S EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 490,000,000 shares authorized, 117,890 and 8,000 shares issued and outstanding, respectively	1,179	80
Capital in excess of par value	2,648,821	199,920
Accumulated distributions in excess of earnings	(189,534)	—
Total stockholder’s equity	2,460,466	200,000
Total liabilities and stockholder’s equity	$3,552,048	$200,000
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF OPERATIONS

Three Months Ended
March 31, 2014
Revenues:
Rental income	$6,096
Expenses:
General and administrative expenses	26,165
Advisory fees and expenses	650
Acquisition related expenses	159,361
Depreciation	1,678
Amortization	1,155
Total operating expenses	189,009
Operating loss	(182,913)
Other expense:
Interest expense	(457)
Net loss	$(183,370)
Weighted average number of common shares outstanding:
Basic and diluted	25,094
Net loss per common share:
Basic and diluted	$(7.31)
Distributions declared per common share	$0.25
The Company was formed on December 12, 2012 but did not commence principal operations until March 18, 2014. Therefore, the Company had no activity during the three months ended March 31, 2013. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDER’S EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholder’s Equity
	Number of Shares	Par Value
Balance, January 1, 2014	8,000	$80	$199,920	$—	$200,000
Issuance of common stock	109,890	1,099	2,498,901	—	2,500,000
Distributions to investors	—	—	—	(6,164)	(6,164)
Other offering costs	—	—	(50,000)	—	(50,000)
Net loss	—	—	—	(183,370)	(183,370)
Balance, March 31, 2014	117,890	$1,179	$2,648,821	$(189,534)	$2,460,466
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(183,370)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,678	—
Amortization of intangible lease assets	1,155	—
Changes in liabilities:
Accounts payable and accrued expenses	28,240	—
Deferred rental income	6,721	—
Due to affiliates	457	—
Net cash used in operating activities	(145,119)	—
Cash flows from investing activities:
Investment in real estate assets	(3,299,924)	—
Net cash used in investing activities	(3,299,924)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	2,500,000	1,000
Proceeds from affiliate line of credit	1,000,000	—
Net cash provided by financing activities	3,500,000	1,000
Net increase in cash and cash equivalents	54,957	1,000
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$254,957	$1,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$6,164	$—
Accrued other offering costs due to affiliates	$50,000	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation that was formed on December 12, 2012, which intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ending December 31, 2014, as it did not commence principal operations until March 18, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interest in Cole Operating Partnership V, LP, a Delaware limited partnership (“CCPT V OP”). The Company is externally managed by Cole REIT Advisors V, LLC, a Delaware limited liability company (“CR V Advisors”), an affiliate of the Company’s sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.

Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 11, 2013 and declared effective by the SEC on March 17, 2014, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s initial public offering offers up to 100.0 million shares of its common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to 20.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share (the “Offering”).
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to ARC Properties Operating Partnership, L.P. (“ARCP OP”), an affiliate of the Company’s sponsor, resulting in gross proceeds of $2.5 million, and commenced principal operations. The Company has special escrow provisions for residents of Pennsylvania and Washington, which had not been satisfied as of March 31, 2014, and therefore, the Company had not accepted subscriptions from residents of Pennsylvania and Washington.
As of March 31, 2014, the Company had issued approximately 110,000 shares of its common stock in the Offering for gross offering proceeds of $2.5 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of March 31, 2014, the Company owned three properties, comprising 25,000 rentable square feet of commercial space located in three states. As of March 31, 2014, the rentable space at these properties was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated balance sheet and related notes thereto included in the Registration Statement as declared effective by the SEC on

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

March 17, 2014. Consolidated results of operations for the period ended March 31, 2013 have not been presented because the Company had not commenced its principal operations during such period.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2014.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2014.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles will be recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles will be capitalized as intangible lease assets or liabilities, respectively. Above market leases will be amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases will be amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company will evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The amounts recorded will be carried at fair value, with any changes in fair value included in net income (loss).
The Company will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents. The Company considers investments in highly liquid money market accounts to be cash equivalents.
Rents and Tenant Receivables
Rents and tenant receivables will primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company will make estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company will analyze accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, will be analyzed and estimates will be made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss will be directly affected by management’s estimate of the collectability of accounts receivable. The Company will record allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables.
Prepaid Expenses
Prepaid expenses will include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit will be charged to earnings when identified.
Concentration of Credit Risk
As of March 31, 2014, the Company had cash on deposit at one financial institution, in which the Company had deposits in excess of federally insured levels totaling $5,000; however, the Company has not experienced any losses in such account. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2014, the Company had two tenants in the discount store industry, one located in Indiana and one located in Kansas, and one tenant in the automotive industry located in North Carolina. These three tenants accounted for 34%, 28% and 38%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
CR V Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of March 31, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company will record amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period will be recorded as an adjustment to capital in excess of par value.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the three months ended March 31, 2014.
Distributions Payable and Distribution Policy
In order to qualify and maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). To the extent that funds are available, the Company intends to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of applicable record dates. The Company intends to qualify and elect to be taxed as a REIT for federal income tax purposes commencing with its taxable year ending December 31, 2014; however, the Company has not yet elected, and has not yet qualified, to be taxed as a REIT, as it did not commence principal operations until March 18, 2014.
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share, based on a per share price of $25.00, for stockholders of record as of the close of business on each day of the period commencing on March 19, 2014 and ending on June 30, 2014. As of March 31, 2014, the Company had distributions payable of $6,000.
Stockholder’s Equity
As of March 31, 2014 and December 31, 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 15, 2013, the Company sold 100 shares of common stock, at $10.00 per share, to a predecessor of CREInvestments, LLC (“CREI”), and on June 19, 2013, the Company sold 19,900 shares of common stock, at $10.00 per share, to CREI, each of which was formerly the indirect owner of CR V Advisors and the Company’s dealer manager. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARCP OP. In addition, the shares issued and outstanding, as well as the dollar amount of common stock and capital in excess of par value, as of December 31, 2013 have been retroactively adjusted to reflect the Reverse Stock Split. Pursuant to the Company’s charter, ARCP OP is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. The Company’s board of directors may amend the Company’s charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue without obtaining stockholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
Reportable Segment
The Company’s operating segment consists of commercial properties, which may include activities related to investing in real estate such as retail, office and distribution properties and other real estate related assets. The commercial properties are geographically diversified and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none during the three months ended March 31, 2014.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Income Taxes
The Company intends to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2014, as it did not commence principal operations until March 18, 2014. If the Company qualifies for taxation as a REIT, the Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board issued Accounting Standards Update, 2014-08 Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization.
Affiliate line of credit – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $1.0 million as of March 31, 2014, which approximated the carrying value on that date. The Company had no debt outstanding as of December 31, 2013. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

NOTE 4 — REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2014, the Company acquired three commercial properties for an aggregate purchase price of $3.3 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and borrowings on a line of credit from an affiliate of CR V Advisors. See Note 5 for further discussion regarding the terms of such line of credit. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation.

March 31, 2014
Land	$312,681
Building and improvements	2,564,645
Acquired in-place leases	422,598
Total purchase price	$3,299,924
During the three months ended March 31, 2014, the Company recorded revenue of $6,000 and a net loss of $183,000 related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014	2013
Pro forma basis:
Revenue	$57,309	$57,309
Net loss	$(8,737)	$(168,098)
The pro forma information for the three months ended March 31, 2014 was adjusted to exclude $159,000 of acquisition costs recorded during such period related to the 2014 Acquisitions. These costs were recognized in the pro forma information for the three months ended March 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.
NOTE 5 — AFFILIATE LINE OF CREDIT AND CREDIT FACILITY
During the three months ended March 31, 2014, the Company entered into a $10.0 million revolving line of credit with Series C, LLC (“Series C”), an affiliate of CR V Advisors (the “Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on March 17, 2015. The Series C Loan had an interest rate of 2.36% as of March 31, 2014. In the event the Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 31, 2014, the Company had $1.0 million outstanding under the Series C Loan.
Subsequent to March 31, 2014, the Company entered into a secured credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent, which provides for up to $50.0 million in available borrowings (the “Credit Facility”). See Note 9 for further discussion regarding the terms of the Credit Facility. In connection with the Credit Facility, the Company entered into a subordination agreement (the “Subordination Agreement”) with Series C, as subordinated creditor, and JPMorgan Chase, as administrative agent, to establish that JPMorgan Chase will have the first priority for repayment in the event of default.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes are reasonably possible to have a material effect on its results of operations, financial condition or liquidity.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR V Advisors and certain of its affiliates in connection with the Offering, and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CR V Advisors, will receive a selling commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC will receive up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses are considered to be underwriting compensation. As of March 31, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred, but had not yet paid, expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the periods indicated.

	Three Months Ended March 31,
	2014	2013
Offering:
Other organization and offering expenses	$50,000	$—
During the three months ended March 31, 2014, the Company did not incur any selling commissions or dealer manager fees related to the services described above. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering stage during the three months ended March 31, 2013.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

Acquisitions and Operations
CR V Advisors or its affiliates also receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company will reimburse CR V Advisors for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment. Additionally, CR V Advisors or its affiliates are reimbursed for acquisition related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
The Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% will be paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% will be paid on the Company’s average invested assets that are between $2.0 billion to $4.0 billion; and (3) an annualized rate of 0.65% will be paid on the Company’s average invested assets that are over $4.0 billion.
The Company reimburses CR V Advisors, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2.0% of average invested assets, or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period.
The Company paid fees and expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the periods indicated.

	Three Months Ended March 31,
	2014	2013
Acquisition and Operations:
Acquisition fees and expenses	$82,498	$—
Advisory fees and expenses	$650	$—
During the three months ended March 31, 2014, the Company did not incur any operating expenses in connection with administrative services described above. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the three months ended March 31, 2013.
Liquidation/Listing
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CR V Advisors or its affiliate a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the disposition fee paid to CR V Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors at such rates and in such amounts as the Company’s board of directors, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.
In addition, the Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceed (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and a 6.0% annual

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
During each of the three months ended March 31, 2014 and 2013, no commissions or fees were incurred for any services provided by CR V Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of March 31, 2014, $50,000 had been incurred primarily for offering related expenses by CR V Advisors or its affiliates, but had not yet been reimbursed by the Company and were included in due to affiliates in the condensed consolidated unaudited balance sheets.
Transactions
In connection with the real estate assets acquired during three months ended March 31, 2014, the Company entered into the Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. As of March 31, 2014, the Company had $1.0 million outstanding under the Series C Loan. The Company incurred less than $1,000 of interest to an affiliate of CR V Advisors related to the Series C Loan during the three months ended March 31, 2014. During the year ended December 31, 2013, the Company did not enter into any loan agreements with affiliates of the CR V Advisors.
As of March 31, 2014, ARCP OP was the Company’s sole stockholder and owned an aggregate of approximately 118,000 shares of common stock.
NOTE 8 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage CR V Advisors and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR V Advisors and its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of May 9, 2014, the Company had received $5.7 million in gross offering proceeds through the issuance of approximately 240,000 shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Borrowing Facilities
Subsequent to March 31, 2014, the Company entered into the Credit Facility, which provides for up to $50.0 million in available borrowings. The Credit Facility will bear interest at rates depending upon the type of loan specified by the Company and the overall leverage ratio, which is not to exceed 70% (or 65% on or subsequent to April 25, 2015 through April 24, 2016, or 60% on or subsequent to April 25, 2016). For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of (1) JPMorgan Chase’s Prime Rate; (2) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (3) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. The Credit Facility matures on April 25, 2017; however, the Company may elect to extend the maturity date to April 25, 2019 subject to satisfying certain

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2014

conditions described in the Credit Agreement. In connection with entering into the Credit Facility, the Company entered into the Subordination Agreement to establish that JPMorgan Chase will have the first priority for repayment in the event of default.
As of May 9, 2014, the Company had no amounts outstanding under the Credit Facility or the Series C Loan. Based on the underlying collateral pool, $2.3 million was available under the Credit Facility and $10.0 million was available for borrowing under the Series C Loan as of May 9, 2014.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated balance sheet, and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Registration Statement. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust V, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found in the “Risk Factors” section in our prospectus, as supplemented, relating to the Offering.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (expressed or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus, as supplemented, relating to the Offering.
Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
We were formed on December 12, 2012, and we intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2014. We commenced our principal operations on March 18, 2014, when we satisfied the conditions of our escrow agreement and issued approximately 110,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR V Advisors. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental income accounted for 100% of our total revenue for the three months ended March 31, 2014. As 100% of our rentable square feet was under lease as of March 31, 2014, with a weighted average remaining lease term of 12.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR V Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR V Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 30%.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Recent Market Conditions

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved and continue to improve, as low treasury rates and increased lending from banks, insurance companies and commercial mortgage backed securities (“CMBS”) conduits have increased lending activity. Nevertheless, the debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. While we expect that financial conditions will remain favorable, if they were to deteriorate we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering multiple lending sources, including securitized debt, fixed rate loans, line of credit borrowings, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution.  Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of March 31, 2014, 100% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR V Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.

Results of Operations
As of March 31, 2014, we owned three properties, of which 100% of the rentable square feet was leased. As we did not commence principal operations until March 18, 2014, comparative financial data is not presented for the three months ended March 31, 2013.
Three Months Ended March 31, 2014
Revenue for the three months ended March 31, 2014 totaled $6,000. Our revenue consisted of rental income of $6,000 related to our three properties, which accounted for 100% of total revenue.
General and administrative expenses for the three months ended March 31, 2014 totaled $26,000, primarily consisting of board of directors’ fees and other professional fees. For the three months ended March 31, 2014, depreciation and amortization expenses were $3,000 related to the 2014 Acquisitions, which included two properties purchased on March 18, 2014 and one property purchased on March 31, 2014. Acquisition related expenses totaled $159,000 during the three months ended March 31, 2014 related to the 2014 Acquisitions.
Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended March 31, 2014 totaled $1,000.
The 2014 Acquisitions were financed with net proceeds from the Offering and borrowings under the Series C Loan. During the three months ended March 31, 2014, we incurred less than $1,000 of interest expense. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share, based on a per share price of $25.00, for stockholders of record as of the close of business on each day of the period commencing on March 19, 2014 and ending on June 30, 2014. As of March 31, 2014, we had distributions payable of $6,000.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to raise capital through the Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition related expenses, operating expenses, distributions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 87.6% of the gross proceeds from the sale of our common stock (86.3% if no shares are issued pursuant to the DRIP) will be invested in real estate and real estate-related assets, while the remaining approximately 12.4% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR V Advisors in connection with acquiring properties. CR V Advisors pays the organizational and other offering costs associated with the sale of our common stock (excluding selling commissions and the dealer manager fees), which we reimburse in an amount up to 2.0% of the gross proceeds of the Offering. As of March 31, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable. This amount may become payable to CR V Advisors as we continue to raise additional proceeds in the Offering.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from banks and other lenders and net cash flows provided by operations.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Series C Loan and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of March 31, 2014, we had issued approximately 110,000 shares of our common stock in the Offering resulting in gross proceeds of $2.5 million.
As of March 31, 2014, we had $1.0 million of debt outstanding and the ratio of our debt to gross real estate assets, net of gross intangible lease liabilities, was 30%. In addition, as of March 31, 2014, we had available borrowings of $9.0 million under the Series C Loan. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding. Subsequent to March 31, 2014, we entered into the Credit Facility, which provides for up to $50.0 million in available borrowings. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion regarding the terms of the Credit Facility.
Our contractual obligations as of March 31, 2014 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — affiliate line of credit	$1,000	$1,000	$—	$—	$—
Interest payments — affiliate line of credit (2)	24	24	—	—	—
Total	$1,024	$1,024	$—	$—	$—

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations under the Series C Loan are based on the interest rate in effect as of March 31, 2014 of 2.36%.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing.
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $145,000 for the three months ended March 31, 2014, primarily due to an increase in accounts payable and accrued expenses of $28,000, offset by a net loss of $183,000, which resulted primarily from $159,000 of acquisition costs for the 2014 Acquisitions. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.

Investing Activities. Net cash used in investing activities was $3.3 million for the three months ended March 31, 2014, resulting from the purchase of the 2014 Acquisitions.
Financing Activities. Net cash provided by financing activities was $3.5 million for the three months ended March 31, 2014, due to net proceeds from the issuance of common stock of $2.5 million and net proceeds from the Series C Loan of $1.0 million.
Election as a REIT
We believe we will qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Code beginning with the taxable year ending December 31, 2014, as we did not commence principal operations until March 18, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to qualify as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We will be subject to certain state and local taxes related to the operations of properties in certain locations. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Valuation of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Revenue Recognition; and

•	Income Taxes.
A complete description of such policies and our considerations as of December 31, 2013 is contained in the Registration Statement, and our critical accounting policies have not changed during the three months ended March 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2013 and related notes thereto, which is contained in the Registration Statement.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.

Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition fees, disposition fees, organization and offering costs, sales commissions, dealer manager fees, advisory fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to March 31, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing, and are therefore exposed to changes in LIBOR. As of March 31, 2014, we had $1.0 million of variable rate debt outstanding under the Series C Loan, and a change of 50 basis points in interest rates would result in a change in interest expense of $5,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
There have been no material changes from the risk factors set forth in the Registration Statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 15, 2013, we sold 100 shares of common stock, at $10.00 per share, to a predecessor of CREI, and on June 19, 2013, we sold 19,900 shares of common stock, at $10.00 per share, to CREI, each of which was formerly the indirect owner of CR V Advisors and our dealer manager. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) under the Securities Act. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARCP OP, an affiliate of ARCP, which indirectly owns and/or controls CR V Advisors and Cole Capital. The shares issued and outstanding, as well as the dollar amount of common stock and capital in excess of par value, as of December 31, 2013 have been retroactively adjusted to reflect the Reverse Stock Split. Pursuant to our charter, ARCP OP is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 8,000 shares of our common stock to other affiliates of our sponsor.
Pursuant to the Registration Statement originally filed with the SEC on July 11, 2013 and declared effective by the SEC on March 17, 2014, we commenced our initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected the Reverse Stock Split, whereby every two and one-half shares of our common stock issued and outstanding were combined into one share of our common stock, resulting in a price change per share. As a result of the Reverse Stock Split, the Offering offers up to 100.0 million shares of our common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to 20.0 million additional shares to be issued pursuant to the DRIP under which our stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share.
On March 18, 2014, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of our common stock to ARCP OP, resulting in gross proceeds of $2.5 million, and commenced principal operations. We have special escrow provisions for residents of Pennsylvania and Washington, which had not been satisfied as of March 31, 2014, and therefore, we had not accepted subscriptions from residents of Pennsylvania and Washington.
As of March 31, 2014, we had issued approximately 110,000 shares of our common stock in the Offering for gross offering proceeds of $2.5 million, out of which we incurred $50,000 in organization and offering costs to CR V Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $3.3 million in real estate assets and incurred acquisition costs of $159,000, including costs of $82,000 in acquisition fees and expense reimbursements to CR V Advisors. As of May 9, 2014, we have sold approximately 240,000 shares in the Offering for gross offering proceeds of $5.7 million.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the quarter ended March 31, 2014, no shares were redeemed.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust V, Inc.
(Registrant)

By:	/s/ Gavin B. Brandon
Gavin B. Brandon
Senior Vice President of Accounting
(Principal Accounting Officer)
Date: May 13, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1*	Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation dated March 17, 2014.
3.1
Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. dated February 7, 2014(Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed February 10, 2014).

3.2
Articles of Amendment of the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. dated March 7, 2014 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed March 13, 2014).

3.3
Amended and Restated Bylaws of Cole Credit Property Trust V, Inc. effective February 7, 2014 (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed February 10, 2014).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed March 17, 2014).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed March 17, 2014).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed March 17, 2014).
4.4	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed March 17, 2014).
10.1
Agreement of Limited Partnership of Cole Operating Partnership V, LP, by and between Cole Credit Property Trust V, Inc. and the limited partners thereto dated February 7, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed February 10, 2014).

10.2	Distribution Reinvestment Plan (Incorporated by reference to Appendix F to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed March 17, 2014).
10.3
Escrow Agreement by and among Cole Credit Property Trust V, Inc., Cole Capital Corporation and UMB Bank, N.A. dated February 7, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed February 10, 2014).

10.4*	Advisory Agreement by and between Cole Credit Property Trust V, Inc. and Cole REIT Advisors V, LLC dated March 17, 2014.
10.5*
Master Purchase Agreement and Escrow Instructions between 5700 Holdings, LLC, Tipton Holdings, LLC and Series C, LLC, pursuant to a separate Partial Assignment of Master Purchase Agreement and Escrow Instructions, dated March 18, 2014.

10.6*
Agreement for Purchase and Sale of Real Property by and between Fairmont Properties, LLC, DJSMD, LLC and the buyer named therein, pursuant to a separate Assignment and Assumption of Purchase Agreement, dated February 17, 2014.

10.7*
Master Purchase Agreement and Escrow Instructions between Logansport DG Properties, LLC, the other sellers named therein and Series C, LLC, pursuant to a separate Partial Assignment of Master Purchase Agreement and Escrow Instructions, dated March 31, 2014.

10.8*	Subordinate Promissory Note, dated March 18, 2014, by Cole Operating Partnership V, LP payable to Series C, LLC.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit No.	Description
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**
In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.