Form 10-Q
period 2014-06-30
Cole Credit Property Trust V, Inc.
filed 2014-08-14
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2014, there were approximately 1.9 million shares of common stock, par value $0.01, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$3,199,487	$—
Buildings and improvements, less accumulated depreciation of $41,153 and $0, respectively	21,992,352	—
Acquired intangible lease assets, less accumulated amortization of $20,466 and $0, respectively	3,992,830	—
Total investment in real estate assets, net	29,184,669	—
Cash and cash equivalents	3,177,204	200,000
Restricted cash	312,901	—
Rents and tenant receivables	68,191	—
Deferred financing costs, less accumulated amortization of $25,374 and $0, respectively	345,744	—
Total assets	$33,088,709	$200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Line of credit with affiliate	$9,700,000	$—
Credit facility	2,300,000	—
Accounts payable and accrued expenses	199,460	—
Escrowed investor proceeds	312,901	—
Due to affiliates	452,059	—
Distributions payable	76,891	—
Deferred rental income	151,146	—
Total liabilities	13,192,457	—
Commitments and contingencies
Redeemable common stock	13,701	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 951,592 and 8,000 shares issued and outstanding, respectively	9,516	80
Capital in excess of par value	21,179,452	199,920
Accumulated distributions in excess of earnings	(1,306,417)	—
Total stockholders’ equity	19,882,551	200,000
Total liabilities and stockholders’ equity	$33,088,709	$200,000
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenues:
Rental and other property income	$79,232	$85,328
Tenant reimbursement income	6,253	6,253
Total revenue	85,485	91,581
Expenses:
General and administrative expenses	126,613	152,778
Property operating expenses	6,853	6,853
Advisory fees and expenses	17,633	18,283
Acquisition related expenses	829,166	988,527
Depreciation	39,475	41,153
Amortization	18,937	20,092
Total operating expenses	1,038,677	1,227,686
Operating loss	(953,192)	(1,136,105)
Other expense:
Interest expense	(32,774)	(33,231)
Net loss	$(985,966)	$(1,169,336)
Weighted average number of common shares outstanding:
Basic and diluted	332,375	179,584
Net loss per common share:
Basic and diluted	$(2.97)	$(6.51)
Distributions declared per common share	$0.39	$0.76
The Company was formed on December 12, 2012 but did not commence principal operations until March 18, 2014. Therefore, the Company had no activity during the three and six months ended June 30, 2013. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	8,000	$80	$199,920	$—	$200,000
Issuance of common stock	943,592	9,436	23,221,333	—	23,230,769
Distributions to investors	—	—	—	(137,081)	(137,081)
Commissions on stock sales and related dealer manager fees	—	—	(1,763,485)	—	(1,763,485)
Other offering costs	—	—	(464,615)	—	(464,615)
Changes in redeemable common stock	—	—	(13,701)	—	(13,701)
Net loss	—	—	—	(1,169,336)	(1,169,336)
Balance, June 30, 2014	951,592	$9,516	$21,179,452	$(1,306,417)	$19,882,551
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,169,336)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	41,153	—
Amortization of intangible lease assets	20,466	—
Amortization of deferred financing costs	25,374	—
Changes in assets and liabilities:
Rents and tenant receivables	(68,191)	—
Accounts payable and accrued expenses	195,903	—
Deferred rental income	151,146	—
Due to affiliates	37,444	—
Net cash used in operating activities	(766,041)	—
Cash flows from investing activities:
Investment in real estate assets	(29,246,288)	—
Change in restricted cash	(312,901)	—
Net cash used in investing activities	(29,559,189)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	23,217,068	200,000
Offering costs on issuance of common stock	(1,813,485)	—
Proceeds from credit facility	2,653,000	—
Repayment of credit facility	(353,000)	—
Proceeds from line of credit with affiliate	10,700,000	—
Repayment of line of credit with affiliate	(1,000,000)	—
Distributions to investors	(46,489)	—
Change in escrowed investor proceeds	312,901	—
Deferred financing costs paid	(367,561)	—
Net cash provided by financing activities	33,302,434	200,000
Net increase in cash and cash equivalents	2,977,204	200,000
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$3,177,204	$200,000
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$76,891	$—
Accrued other offering costs due to affiliates	$414,615	$—
Accrued deferred financing costs	$3,557	$—
Common stock issued through distribution reinvestment plan	$13,701	$—
Supplemental cash flow disclosures:
Interest paid	$2,140	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation that was formed on December 12, 2012, which intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes for the year ending December 31, 2014, as it did not commence principal operations until March 18, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC, a Delaware limited liability company (“CR V Advisors”), an affiliate of the Company’s sponsor, Cole Capital™, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation, listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.

Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s initial public offering offers up to 100.0 million shares of its common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to 20.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share (together, the “Offering”).
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to ARC Properties Operating Partnership, L.P. (“ARCP OP”), an affiliate of the Company’s sponsor, resulting in gross proceeds of $2.5 million, and commenced principal operations. The Company has special escrow provisions for residents of Pennsylvania, which had not been satisfied as of August 11, 2014, and therefore, the Company had not accepted subscriptions from residents of Pennsylvania.
As of June 30, 2014, the Company had issued approximately 944,000 shares of its common stock in the Offering for gross offering proceeds of $23.2 million before organization and offering costs, selling commissions and dealer manager fees of $2.2 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of June 30, 2014, the Company owned seven properties, comprising 144,000 rentable square feet of commercial space located in six states. As of June 30, 2014, the rentable space at these properties was 100% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

consolidated balance sheet and related notes thereto included in the Registration Statement as declared effective by the SEC on March 17, 2014. Consolidated results of operations for the period ended June 30, 2013 have not been presented because the Company had not commenced its principal operations during such period.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2014.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
June 30, 2014

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
Restricted Cash
Restricted cash was comprised of escrowed investor proceeds for which shares of common stock had not been issued as of June 30, 2014.
Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of June 30, 2014, no balances were deemed uncollectible and no allowance was recorded.
Deferred Financing Costs
Deferred financing costs are capitalized and are amortized on a straight-line basis over the term of the related financing agreement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed.
Prepaid Expenses
Prepaid expenses will include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit will be charged to earnings when identified.
Concentration of Credit Risk
As of June 30, 2014, the Company had cash on deposit, including restricted cash, at two financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $3.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2014, four of the Company’s tenants accounted for 37%, 20%, 19% and 12%, respectively, of the Company’s 2014 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of June 30, 2014, one property of the Company was located in each of Georgia, Texas and New Jersey and two of the Company’s properties were located in North Carolina, which accounted for 37%, 20%, 19% and 16%, respectively, of the Company’s 2014 total gross annualized rental revenues. In addition, the Company had tenants in the drugstore, sporting goods and home and garden industries, which comprised 39%, 37% and 12%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
CR V Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of June 30, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the six months ended June 30, 2014.
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
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share, based on a per share price of $25.00, for stockholders of record as of the close of business on each day of the period commencing on March 19, 2014 and ending on September 30, 2014. As of June 30, 2014, the Company had distributions payable of $77,000.
Stockholders’ Equity
As of June 30, 2014 and December 31, 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 15, 2013, the Company sold 100 shares of common stock, at $10.00 per share, to a predecessor of CREInvestments, LLC (“CREI”), and on June 19, 2013, the Company sold 19,900 shares of common stock, at $10.00 per share, to CREI, each of which was formerly the indirect owner of CR V Advisors and the Company’s dealer manager. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARCP OP. In addition, the shares issued and outstanding, as well as the dollar amount of common stock and capital in excess of par value, as of December 31, 2013 have been retroactively adjusted to reflect the Reverse Stock Split. Pursuant to the Company’s charter, ARCP OP is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. The Company’s board of directors may amend the Company’s charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue without obtaining stockholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
Reportable Segment
The Company’s operating segment consists of commercial properties, which may include activities related to investing in real estate such as retail, office and distribution properties and other real estate-related assets. The commercial properties are geographically diversified and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

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
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none during the six months ended June 30, 2014.
Income Taxes
The Company intends to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ending December 31, 2014, as it did not commence principal operations until March 18, 2014. If the Company qualifies for taxation as a REIT, the Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.
Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently accounts for real estate sales in a manner that is consistent with ASU 2014-09.
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
June 30, 2014

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents and restricted cash – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization. These financial assets are considered Level 1.
Credit facility and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $12.0 million as of June 30, 2014, which approximated the carrying value on that date. The Company had no debt outstanding as of December 31, 2013. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the six months ended June 30, 2014, the Company acquired seven commercial properties for an aggregate purchase price of $29.2 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation.

June 30, 2014
Land	$3,199,487
Building and improvements	22,033,505
Acquired in-place leases	3,889,202
Acquired above market leases	124,094
Total purchase price	$29,246,288
During the three and six months ended June 30, 2014, the Company recorded revenue of $85,000 and $92,000, respectively, and a net loss of $986,000 and $1.2 million, respectively, related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations, for each period presented below. The table below presents the Company’s estimated revenue and net (loss) income, on a pro forma basis, for the three months ended June 30, 2014 and for the period from March 18, 2014 to June 30, 2014, respectively.

	Three Months Ended June 30, 2014	Period from March 18, 2014 to June 30, 2014
Pro forma basis:
Revenue	$494,946	$571,091
Net income (loss)	$51,076	$(1,041,587)

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

The pro forma information for the three months ended June 30, 2014 was adjusted to exclude $989,000 of acquisition costs recorded during such period related to the 2014 Acquisitions. These costs were recognized in the pro forma information for the period from March 18, 2014 to June 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — CREDIT FACILITY AND LINE OF CREDIT WITH AFFILIATE
As of June 30, 2014, the Company had $12.0 million of debt outstanding, with a weighted average years to maturity of 1.1 years and a weighted average interest rate of 2.86%. The following table summarizes the debt activity for the six months ended June 30, 2014 and the debt balances as of June 30, 2014 and December 31, 2013:

		During the six months ended June 30, 2014
	Balance as of December 31, 2013	Debt Issuance	Repayments	Balance as of June 30, 2014
Credit facility	$—	$2,653,000	$(353,000)	$2,300,000
Line of credit with affiliate	—	10,700,000	(1,000,000)	9,700,000
Total	$—	$13,353,000	$(1,353,000)	$12,000,000
As of June 30, 2014, the Company had $2.3 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent. The Credit Facility allowed the Company to borrow up to $50.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 70% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”). Based on the underlying collateral pool, no amounts were available for additional borrowings under the Credit Facility as of June 30, 2014. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. Additionally, subject to meeting certain conditions described in the Credit Agreement, including obtaining Qualified Properties with an aggregate value of $500.0 million, the secured Credit Facility may be converted to an unsecured credit facility, at which time certain terms and conditions, including interest rates, will be adjusted as described in the Credit Agreement. The Credit Facility matures on April 25, 2017; however, the Company may elect to extend the maturity dates of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Credit Agreement.
The Revolving Loans will bear interest at rates depending upon the type of loan specified by the Company. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. As of June 30, 2014, the Revolving Loans had an interest rate of 5.00%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth of at least $16.9 million as of June 30, 2014, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of June 30, 2014.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

In addition, during the six months ended June 30, 2014, the Company entered into a $10.0 million subordinate revolving line of credit with Series C, LLC (“Series C”), an affiliate of CR V Advisors (the “Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on March 17, 2015. The Series C Loan had an interest rate of 2.36% as of June 30, 2014. In the event the Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of June 30, 2014, the Company had $9.7 million of debt outstanding and $300,000 available for borrowing under the Series C Loan.
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
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR V Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CR V Advisors, receives a selling commission of up to 7.0% of gross offering proceeds from the primary portion of the Offering before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to such participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid for by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated:

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Offering:
Selling commissions	$1,347,324	$1,347,324
Selling commissions reallowed by CCC	$1,347,324	$1,347,324
Dealer manager fees	$416,161	$416,161
Dealer manager fees reallowed by CCC	$178,016	$178,016
Other offering costs	$414,615	$464,615

As of June 30, 2014, $1.8 million of the amounts shown above had been paid to CR V Advisors and its affiliates and $415,000 had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the offering stage and was a liability to the Company. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering stage during the six months ended June 30, 2013.
Acquisitions and Operations
CR V Advisors or its affiliates also receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment and for all such loans and investments on an annualized basis. Additionally, CR V Advisors or its affiliates are reimbursed for acquisition related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
The Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion to $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
The Company reimburses CR V Advisors, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2.0% of average invested assets; or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the periods indicated.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Acquisition and Operations:
Acquisition fees and expenses	$648,659	$731,157
Advisory fees and expenses	$17,633	$18,283
Operating expenses	$28,190	$28,190

As of June 30, 2014, $741,000 of the amounts shown above had been paid to CR V Advisors and its affiliates and $37,000 had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the Company’s acquisitions and operations stage and was a liability to the Company. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the six months ended June 30, 2013.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

Liquidation/Listing
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the disposition fee paid to CR V Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors at such rates and in such amounts as the Company’s board of directors, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.
In addition, the Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceed (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
During each of the six months ended June 30, 2014 and 2013, no commissions or fees were incurred for any services provided by CR V Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of June 30, 2014, $452,000 had been incurred for offering, advisory, operating and acquisition related expenses by CR V Advisors or its affiliates, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheets.
Transactions
In connection with the real estate assets acquired during the six months ended June 30, 2014, the Company entered into the Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. As of June 30, 2014, the Company had $9.7 million outstanding under the Series C Loan. The Company incurred $5,000 of interest due to an affiliate of CR V Advisors related to the Series C Loan during the six months ended June 30, 2014. During the year ended December 31, 2013, the Company did not enter into any loan agreements with affiliates of the CR V Advisors.
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
NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of August 11, 2014, the Company had received $46.0 million in gross offering proceeds through the issuance of approximately 1.9 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2014

Investment in Real Estate Assets

Subsequent to June 30, 2014 through August 11, 2014, the Company acquired two properties for an aggregate gross purchase price of $7.3 million. The acquisitions were funded through the use of net proceeds from the Offering and available borrowings. Acquisition related expenses totaling $212,000 were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included for these properties in Note 4 to these condensed consolidated unaudited financial statements.
Borrowing Facilities
As of August 11, 2014, the Company had no amounts outstanding under the Credit Facility or the Series C Loan. Based on the underlying collateral pool, $20.5 million was available for borrowing under the Credit Facility and $10.0 million was available for borrowing under the Series C Loan as of August 11, 2014.

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
Forward-Looking Statements
Except for historical information, this section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, discussion and analysis of our financial condition and our subsidiaries, our anticipated capital expenditures, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” or comparable words, variations and similar expressions are intended to identify forward-looking statements. All statements not based on historical fact are forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or implied in the forward-looking statements. A full discussion of our risk factors may be found in the “Risk Factors” section in our prospectus, as supplemented, relating to the Offering.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus, as supplemented, relating to the Offering.
Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated unaudited financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
We were formed on December 12, 2012 and intend to qualify and elect to be taxed as a REIT for federal income tax purposes beginning with the taxable year ending December 31, 2014. We commenced our principal operations on March 18, 2014, when we satisfied the conditions of our escrow agreement and issued approximately 110,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR V Advisors. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diverse portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.

On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 93% of our total revenue for both the three and six months ended June 30, 2014. As 100% of our rentable square feet was under lease as of June 30, 2014 with a weighted average remaining lease term of 15.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR V Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR V Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of June 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 41%.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we did not commence principal operations until March 18, 2014, comparative financial data is not presented for the three and six months ended June 30, 2013. The following table shows the property statistics of our real estate assets as of June 30, 2014:

June 30, 2014
Number of commercial properties	7
Approximate rentable square feet	144,000
Percentage of rentable square feet leased	100%
The following table summarizes our real estate investment activity during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Commercial properties acquired	4	7
Approximate purchase price of acquired properties	$25.9 million	$29.2 million
Approximate rentable square feet	119,000	144,000
Three Months Ended June 30, 2014
Revenue for the three months ended June 30, 2014 totaled $85,000. Our revenue consisted primarily of rental and other property income of $79,000 related to our seven properties, which accounted for 93% of total revenue. We also recorded tenant reimbursement income of $6,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended June 30, 2014.

General and administrative expenses for the three months ended June 30, 2014 totaled $127,000, primarily consisting of board of directors fees, fees for unused amounts on the Credit Facility and audit fees. For the three months ended June 30, 2014, property operating expenses were $7,000, primarily relating to property taxes. Depreciation and amortization expenses were $58,000 and acquisition related expenses totaled $829,000 during the three months ended June 30, 2014 related to the 2014 Acquisitions.
Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended June 30, 2014 totaled $17,000.
The 2014 Acquisitions were financed with net proceeds from the Offering, $9.7 million in borrowings under the Series C Loan and $2.3 million in borrowings under the Credit Facility. During the three months ended June 30, 2014, we incurred interest expense of $33,000, which included $25,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Six Months Ended June 30, 2014
Revenue for the six months ended June 30, 2014 totaled $91,000. Our revenue consisted primarily of rental and other property income of $85,000 related to our seven properties, which accounted for 93% of total revenue. We also recorded tenant reimbursement income of $6,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the six months ended June 30, 2014.
General and administrative expenses for the six months ended June 30, 2014 totaled $153,000, primarily consisting of board of directors fees, fees for unused amounts on the Credit Facility and audit fees. For the six months ended June 30, 2014, property operating expenses were $7,000, primarily related to property taxes. Depreciation and amortization expenses were $61,000 and acquisition related expenses totaled $989,000 during the six months ended June 30, 2014 related to the 2014 Acquisitions.
Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the six months ended June 30, 2014 totaled $18,000.
The 2014 Acquisitions were financed with net proceeds from the Offering, $9.7 million in borrowings under the Series C Loan and $2.3 million in borrowings under the Credit Facility. During the six months ended June 30, 2014, we incurred interest expense of $33,000, which included $25,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share, based on a per share price of $25.00, for stockholders of record as of the close of business on each day of the period commencing on March 19, 2014 and ending on September 30, 2014. As of June 30, 2014, we had distributions payable of $77,000.
During the six months ended June 30, 2014, we paid distributions of $60,000, including $14,000 through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the six months ended June 30, 2014 was $766,000 and reflected a reduction for real estate acquisition related expenses incurred of $989,000. We treat our real estate acquisition related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the six months ended June 30, 2014 are considered a source of our distributions to the extent that real estate acquisition related expenses have reduced net cash flows from operating activities. As such, our 2014 distributions were funded by proceeds from the Offering of $60,000, or 100%.

Share Redemptions

Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of June 30, 2014, no redemptions were requested and no shares were redeemed under our share redemption program.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to raise capital through the Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of June 30, 2014, we had raised $23.2 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $2.2 million. As of June 30, 2014, we had cash of $3.2 million and available borrowings of $300,000 under the Series C Loan.
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
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 87.6% of the gross proceeds from the sale of our common stock (86.3% if no shares are issued pursuant to the DRIP) will be invested in real estate and real estate-related assets, while the remaining approximately 12.4% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR V Advisors in connection with acquiring properties. CR V Advisors pays the organizational and other offering costs associated with the sale of our common stock (excluding selling commissions and the dealer manager fees), which we reimburse in an amount up to 2.0% of the gross proceeds of the Offering. As of June 30, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility or the Series C Loan and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of June 30, 2014, we had issued approximately 944,000 shares of our common stock in the Offering resulting in gross proceeds of $23.2 million.
As of June 30, 2014, we had $12.0 million of debt outstanding and the ratio of our debt to gross real estate assets, net of gross intangible lease liabilities, was 41%. In addition, as of June 30, 2014, we had available borrowings of $300,000 under the Series C Loan. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2014 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$2,300,000	$—	$2,300,000	$—	$—
Interest payments — credit facility (2)	324,205	115,000	209,205	—	—
Principal payments — line of credit with affiliate	9,700,000	9,700,000	—	—	—
Interest payments — line of credit with affiliate(3)	163,066	163,066	—	—	—
Total	$12,487,271	$9,978,066	$2,509,205	$—	$—

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the interest rate in effect as of June 30, 2014 of 5.00%.

(3)	Payment obligations under the Series C Loan are based on the interest rate in effect as of June 30, 2014 of 2.36%.
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
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $766,000 for the six months ended June 30, 2014, primarily due to increases in accounts payable and accrued expenses of $196,000 and deferred rental income of $151,000, offset by a net loss of $1.2 million, which resulted primarily from $989,000 of acquisition related expenses for the 2014 Acquisitions. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $29.6 million for the six months ended June 30, 2014, primarily resulting from the purchase of the 2014 Acquisitions.
Financing Activities. Net cash provided by financing activities was $33.3 million for the six months ended June 30, 2014, primarily due to net proceeds from the issuance of common stock of $21.4 million and net aggregate proceeds from the Series C Loan and the Credit Facility of $12.0 million.
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
A complete description of such policies and our considerations as of December 31, 2013 is contained in the Registration Statement, and our critical accounting policies have not changed during the six months ended June 30, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2013 and related notes thereto, which is contained in the Registration Statement.
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
Subsequent Events
Certain events occurred subsequent to June 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.

Off-Balance Sheet Arrangements
As of June 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of June 30, 2014, we had an aggregate of $12.0 million of variable rate debt outstanding under the Series C Loan and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $60,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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
On February 15, 2013, we sold 100 shares of common stock at $10.00 per share to a predecessor of CREI, and on June 19, 2013, we sold 19,900 shares of common stock, at $10.00 per share, to CREI, each of which was formerly the indirect owner of CR V Advisors and our dealer manager. We issued these shares in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) under the Securities Act. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARCP OP, a direct subsidiary of ARCP, which indirectly owns and/or controls CR V Advisors and Cole Capital. The shares issued and outstanding, as well as the dollar amount of common stock and capital in excess of par value, as of December 31, 2013 have been retroactively adjusted to reflect the Reverse Stock Split. Pursuant to our charter, ARCP OP is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 8,000 shares of our common stock to other affiliates of our sponsor.
Pursuant to the Registration Statement originally filed with the SEC on July 11, 2013 and declared effective by the SEC on March 17, 2014, we commenced our initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected the Reverse Stock Split, whereby every two and one-half shares of our common stock issued and outstanding were combined into one share of our common stock, resulting in a price change per share. As a result of the Reverse Stock Split, the Offering offers up to 100.0 million shares of our common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to 20.0 million additional shares to be issued pursuant to the DRIP under which our stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share. The Company did not make any sales of unregistered securities during the six months ended June 30, 2014.
On March 18, 2014, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of our common stock to ARCP OP, resulting in gross proceeds of $2.5 million, and commenced principal operations. We have special escrow provisions for residents of Pennsylvania, which had not been satisfied as of August 11, 2014, and therefore, we had not accepted subscriptions from residents of Pennsylvania.
As of June 30, 2014, we had issued approximately 944,000 shares of our common stock in the Offering for gross offering proceeds of $23.2 million, out of which we incurred $1.8 million in selling commissions and dealer manager fees and $465,000 in organization and offering costs to CR V Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $29.2 million in real estate assets and incurred acquisition related expenses of $989,000, including costs of $731,000 in acquisition fees and expense reimbursements to CR V Advisors. As of August 11, 2014, we have sold approximately 1.9 million shares in the Offering for gross offering proceeds of $46.0 million.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the quarter ended June 30, 2014, no shares were redeemed.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust V, Inc.
(Registrant)

By:	/s/ Gavin B. Brandon
Name:	Gavin B. Brandon
Title:	Senior Vice President of Accounting
(Principal Accounting Officer)
Date: August 13, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. dated February 7, 2014(Incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-189891), filed February 10, 2014).

3.2
Articles of Amendment of the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. dated March 7, 2014 (Incorporated by reference to Exhibit 3.2 to the Company’s Pre-Effective Amendment No. 3 to Form S-11 (File No. 333-189891), filed March 13, 2014).

3.3
Amended and Restated Bylaws of Cole Credit Property Trust V, Inc. effective February 7, 2014 (Incorporated by reference to Exhibit 3.2 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-189891), filed February 10, 2014).

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
10.1*
Credit Agreement, dated as of April 25, 2014, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A. as administrative agent, swing line lender and letter of credit issuer and the other lenders thereto.

10.2*
Purchase Agreement and Escrow Instructions by and between ARCP Acquisitions, LLC and Midland-Durban Retail Investors, LLC, dated May 15, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 20, 2014.

10.3*	Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and Light Delaware, LLC, dated May 27, 2014, pursuant to a separate Assignment of Purchase and Sale Agreement dated June 27, 2014.
10.4*
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and JBKilgore, LLC, dated June 6, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 27, 2014.

10.5*
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and Shops at Riverton, LLC, dated May 29, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 30, 2014.

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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.