Form 10-Q
period 2014-09-30
Cole Credit Property Trust V, Inc.
filed 2014-11-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2014, there were approximately 6.8 million shares of common stock, par value $0.01, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$45,874,722	$—
Buildings and improvements, less accumulated depreciation of $308,969 and $0, respectively	121,391,368	—
Acquired intangible lease assets, less accumulated amortization of $143,114 and $0, respectively	26,437,163	—
Total investment in real estate assets, net	193,703,253	—
Cash and cash equivalents	6,412,841	200,000
Restricted cash	176,900	—
Rents and tenant receivables	317,607	—
Escrowed funds for acquisition of real estate investment	5,905,467	—
Prepaid expenses and other assets	171,212	—
Deferred financing costs, less accumulated amortization of $57,564 and $0, respectively	349,317	—
Total assets	$207,036,597	$200,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable	$92,238,798	$—
Line of credit with affiliate	20,000,000	—
Accounts payable and accrued expenses	811,839	—
Escrowed investor proceeds	176,900	—
Due to affiliates	102,970	—
Acquired below market lease intangibles, less accumulated amortization of $2,643 and $0, respectively	285,788	—
Distributions payable	469,616	—
Deferred rental income	501,037	—
Total liabilities	114,586,948	—
Commitments and contingencies
Redeemable common stock	280,731	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 4,491,814 and 8,000 shares issued and outstanding, respectively	44,918	80
Capital in excess of par value	99,664,446	199,920
Accumulated distributions in excess of earnings	(7,540,446)	—
Total stockholders’ equity	92,168,918	200,000
Total liabilities and stockholders’ equity	$207,036,597	$200,000
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenues:
Rental and other property income	$717,365	$802,693
Tenant reimbursement income	21,876	28,129
Total revenue	739,241	830,822
Expenses:
General and administrative expenses	400,139	552,918
Property operating expenses	26,898	33,751
Advisory fees and expenses	112,157	130,440
Acquisition-related expenses	5,047,023	6,035,550
Depreciation	267,816	308,969
Amortization	108,913	129,006
Total operating expenses	5,962,946	7,190,634
Operating loss	(5,223,705)	(6,359,812)
Other expense:
Interest expense	(84,519)	(117,750)
Net loss	$(5,308,224)	$(6,477,562)
Weighted average number of common shares outstanding:
Basic and diluted	2,313,971	898,864
Net loss per common share:
Basic and diluted	$(2.29)	$(7.21)
Distributions declared per common share	$0.40	$1.18
The Company was formed on December 12, 2012 but did not commence principal operations until March 18, 2014. Therefore, the Company had no operational activity during the three and nine months ended September 30, 2013. The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2014	8,000	$80	$199,920	$—	$200,000
Issuance of common stock	4,483,814	44,838	111,492,659	—	111,537,497
Distributions to investors	—	—	—	(1,062,884)	(1,062,884)
Commissions on stock sales and related dealer manager fees	—	—	(9,516,652)	—	(9,516,652)
Other offering costs	—	—	(2,230,750)	—	(2,230,750)
Changes in redeemable common stock	—	—	(280,731)	—	(280,731)
Net loss	—	—	—	(6,477,562)	(6,477,562)
Balance as of September 30, 2014	4,491,814	$44,918	$99,664,446	$(7,540,446)	$92,168,918
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,477,562)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	308,969	—
Amortization of intangible lease assets and below market lease intangibles, net	140,471	—
Amortization of deferred financing costs	57,564	—
Accretion of fair value adjustments of notes payable assumed	(5,077)	—
Changes in assets and liabilities:
Rents and tenant receivables	(317,607)	—
Prepaid expenses and other assets	(171,212)	—
Accounts payable and accrued expenses	811,839	—
Deferred rental income	501,037	—
Due to affiliates	102,970	—
Net cash used in operating activities	(5,048,608)	—
Cash flows from investing activities:
Investment in real estate assets	(150,123,030)	—
Escrowed funds for acquisition of real estate investment	(5,905,467)	—
Change in restricted cash	(176,900)	—
Net cash used in investing activities	(156,205,397)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	111,256,766	200,000
Offering costs on issuance of common stock	(11,747,402)	—
Proceeds from credit facility	51,153,000	—
Repayment of credit facility	(2,653,000)	—
Proceeds from line of credit with affiliate	30,700,000	—
Repayment of line of credit with affiliate	(10,700,000)	—
Distributions to investors	(312,537)	—
Change in escrowed investor proceeds	176,900	—
Deferred financing costs paid	(406,881)	—
Net cash provided by financing activities	167,466,846	200,000
Net increase in cash and cash equivalents	6,212,841	200,000
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$6,412,841	$200,000
Supplemental disclosures of non-cash investing and financing activities:
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$43,743,875	$—
Distributions declared and unpaid	$469,616	$—
Common stock issued through distribution reinvestment plan	$280,731	$—
Supplemental cash flow disclosures:
Interest paid	$10,834	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2014
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation that was formed on December 12, 2012, which intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes for the year ending December 31, 2014, as it did not commence principal operations until March 18, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC, a Delaware limited liability company (“CR V Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation and listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
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
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to ARC Properties Operating Partnership, L.P. (“ARCP OP”), an affiliate of Cole Capital, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of September 30, 2014, the Company had issued approximately 4.5 million shares of its common stock in the Offering for gross offering proceeds of $111.5 million before organization and offering costs, selling commissions and dealer manager fees of $11.7 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of September 30, 2014, the Company owned 47 properties, comprising 716,000 rentable square feet of commercial space located in 18 states. As of September 30, 2014, the rentable space at these properties was 98.6% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated balance sheet and related notes thereto included in the Registration Statement as declared effective by the SEC on March 17, 2014. Consolidated results of operations for the period ended September 30, 2013 have not been presented because the Company had not commenced its principal operations during such period.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

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
Investment in and Valuation of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2014.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The Company obtains an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
The Company estimates the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance is amortized or accreted to interest expense over the term of the respective mortgage note payable.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

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
Restricted Cash
Restricted cash was comprised of escrowed investor proceeds for which shares of common stock had not been issued as of September 30, 2014.
Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of September 30, 2014, no balances were deemed uncollectible and no allowance was recorded.
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
Concentration of Credit Risk
As of September 30, 2014, the Company had cash on deposit, including restricted cash, at two financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $6.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of September 30, 2014, two of the Company’s tenants accounted for 30% and 28%, respectively, of the Company’s 2014 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of September 30, 2014, 13 of the Company’s properties were located in California, five were located in Louisiana and four were located in Texas, which accounted for 28%, 23% and 11%, respectively, of the Company’s 2014 gross annualized rental revenues. In addition, the Company had tenants in the drugstore and convenience store industries, which compromised 33% and 28%, respectively, of the Company’s 2014 gross annualized rental revenues.
Offering and Related Costs
CR V Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of September 30, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
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
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the nine months ended September 30, 2014.
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
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share, based on a per share price of $25.00, for stockholders of record as of the close of business on each day of the period commencing on March 19, 2014 and ending on December 31, 2014. As of September 30, 2014, the Company had distributions payable of $470,000.
Stockholders’ Equity
As of September 30, 2014 and December 31, 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 15, 2013, the Company sold 100 shares of common stock, at $10.00 per share, to a predecessor of CREInvestments, LLC (“CREI”), and on June 19, 2013, the Company sold 19,900 shares of common stock, at $10.00 per share, to CREI, each of which was formerly the indirect owner of CR V Advisors and CCC. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARCP OP. In addition, the shares issued and outstanding, as well as the dollar amount of common stock and capital in excess of par value, as of December 31, 2013 have been retroactively adjusted to reflect the Reverse Stock Split. Pursuant to the Company’s charter, ARCP OP is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. The Company’s board of directors may amend the Company’s charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue without obtaining stockholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
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
September 30, 2014

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
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none during the nine months ended September 30, 2014.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s condensed consolidated unaudited financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

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
Credit facility, notes payable and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. The estimated fair value of the Company’s debt was $112.5 million as of September 30, 2014, compared to a carrying value of $112.2 million. The Company had no debt outstanding as of December 31, 2013. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2014, the Company acquired 47 commercial properties for an aggregate purchase price of $192.9 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for acquisitions purchased during the nine months ended September 30, 2014:

2014 Acquisitions
Land	$45,874,722
Building and improvements	121,700,337
Acquired in-place leases	22,842,166
Acquired above market leases	3,738,111
Acquired below market leases	(288,431)
Fair value adjustment of assumed notes payable	(993,875)
Total purchase price	$192,873,030

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

During the three and nine months ended September 30, 2014, the Company recorded revenue of $739,000 and $831,000, respectively, and a net loss of $5.3 million and $6.5 million, respectively, related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations, for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended September 30, 2014 and for the period from March 18, 2014 to September 30, 2014, respectively.

	Three Months Ended September 30, 2014	Period from March 18, 2014 to September 30, 2014
Pro forma basis:
Revenue	$2,587,092	$5,540,527
Net income (loss)	$882,005	$(3,518,003)
The pro forma information for the three months ended September 30, 2014 was adjusted to exclude $5.0 million of acquisition costs recorded during such period related to the 2014 Acquisitions. These costs were recognized in the pro forma information for the period from March 18, 2014 to September 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
Escrowed Funds for Acquisition of Real Estate Investment
During the nine months ended September 30, 2014, the Company agreed to purchase a portfolio of properties leased by Arpo, LLC, which includes 14 properties, pursuant to a purchase and sale agreement. During the nine months ended September 30, 2014, the Company funded all 14 properties, of which the acquisition of 13 of the properties closed. The last property in the portfolio is expected to be acquired in November 2014 for $5.9 million. As of September 30, 2014, $5.9 million was included in escrowed funds for acquisition of real estate investment on the condensed consolidated unaudited balance sheets.
NOTE 5 — CREDIT FACILITY AND LINE OF CREDIT WITH AFFILIATE
As of September 30, 2014, the Company had $112.2 million of debt outstanding, with a weighted average years to maturity of 2.20 years and a weighted average interest rate of 3.49%. The following table summarizes the debt activity for the nine months ended September 30, 2014 and the debt balances as of September 30, 2014 and December 31, 2013:

		During the Nine Months Ended September 30, 2014
	December 31, 2013	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of September 30, 2014
Credit facility	$—	$51,153,000	$(2,653,000)	$—	$48,500,000
Fixed rate debt	—	42,750,000	—	988,798	43,738,798
Line of credit with affiliate	—	30,700,000	(10,700,000)	—	20,000,000
Total	$—	$124,603,000	$(13,353,000)	$988,798	$112,238,798
(1) Represents fair value adjustment of an assumed mortgage note payable, net of accretion.
As of September 30, 2014, the Company had $48.5 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent. The Credit Facility allowed the Company to borrow up to $50.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 70% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”). Based on the underlying collateral pool of $69.4 million, $88,000 was available for additional borrowings under the Credit Facility as of September 30, 2014. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. Additionally, subject to meeting certain conditions described in the Credit Agreement, including obtaining Qualified Properties with an aggregate value of $500.0 million, the secured Credit Facility may be converted to an unsecured credit facility, at which time certain terms and conditions, including interest rates, will be adjusted as described in the Credit Agreement. The Credit Facility matures on April 25, 2017;

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

however, the Company may elect to extend the maturity dates of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Credit Agreement.
The Revolving Loans will bear interest at rates depending upon the type of loan specified by the Company. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. As of September 30, 2014, the Revolving Loans had an interest rate of 2.05%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth of at least $83.3 million as of September 30, 2014, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of September 30, 2014. Subsequent to September 30, 2014, the Company entered into a second modification and lender joinder agreement to the Credit Agreement (the “Modification Agreement”) with JPMorgan Chase, as administrative agent, and Bank of America, N.A. and Capital One, N.A., as new lenders, in order to increase the maximum principal amount of the Credit Facility to $300.0 million in revolving loans (the “Amended Credit Facility”).
Additionally, during the nine months ended September 30, 2014, in connection with certain property acquisitions with an aggregate purchase price of $52.5 million, the Company assumed two mortgage loan agreements from the sellers, both with Capmark Bank, a Utah Industrial Bank, in the aggregate principal amount of $42.8 million. The loans each bear interest at a fixed rate of 5.66% per annum with interest payments due monthly. The principal amount will be due April 1, 2017, the maturity date. The loans are non-recourse to the Company, but the Company is liable for customary non-recourse carve-outs. The loans contain customary financial, affirmative and negative covenants and other customary events of default.
During the nine months ended September 30, 2014, the Company entered into a modification agreement with Series C, LLC (“Series C”), an affiliate of CR V Advisors, in order to increase the maximum principal amount of the Company’s original subordinate revolving line of credit to $60.0 million (the “Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on March 17, 2015. The Series C Loan had an interest rate of 2.36% as of September 30, 2014. In the event the Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of September 30, 2014, the Company had $20.0 million of debt outstanding and $40.0 million available for borrowing under the Series C Loan.
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
September 30, 2014

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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid for by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Offering:
Selling commissions	$5,989,326	$7,336,650
Selling commissions reallowed by CCC	$5,989,326	$7,336,650
Dealer manager fees	$1,763,841	$2,180,002
Dealer manager fees reallowed by CCC	$952,813	$1,130,829
Other offering costs	$1,766,135	$2,230,750

As of September 30, 2014, $11.7 million of the amounts shown above had been paid to CR V Advisors and its affiliates and no amounts had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the offering stage. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering stage during the nine months ended September 30, 2013.
Acquisitions and Operations
CR V Advisors or its affiliates also receive acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment and for all such loans and

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

investments on an annualized basis. Additionally, CR V Advisors or its affiliates are reimbursed for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
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

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Acquisition and Operations:
Acquisition fees and expenses	$4,099,492	$4,830,649
Advisory fees and expenses	$112,157	$130,440
Operating expenses	$115,613	$143,803

As of September 30, 2014, $5.0 million of the amounts shown above had been paid to CR V Advisors and its affiliates and $103,000 had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the Company’s acquisitions and operations stage and was a liability to the Company. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations stage during the nine months ended September 30, 2013.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

During each of the nine months ended September 30, 2014 and 2013, no commissions or fees were incurred for any services provided by CR V Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of September 30, 2014, $103,000 had been incurred for advisory, operating and acquisition-related expenses by CR V Advisors or its affiliates, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheets.
Transactions
In connection with the real estate assets acquired during the nine months ended September 30, 2014, the Company entered into the Series C Loan. Refer to Note 5 to these condensed consolidated unaudited financial statements for the terms of the Series C Loan. As of September 30, 2014, the Company had $20.0 million outstanding under the Series C Loan. The Company incurred $11,800 of interest due to an affiliate of CR V Advisors related to the Series C Loan during the nine months ended September 30, 2014. During the year ended December 31, 2013, the Company did not enter into any loan agreements with affiliates of the CR V Advisors.
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
NOTE 9 — SUBSEQUENT EVENTS
ARCP/RCAP Agreement
On September 30, 2014, an affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”) with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would acquire Cole Capital. The acquisition would include CR V Advisors and CCC. Despite the indirect change of control that would occur for the Company’s advisor, dealer manager and sponsor upon consummation of the transaction contemplated by the RCAP Agreement, such entities are expected to continue to serve in their respective capacities to the Company following the transaction.
The RCAP Agreement contemplates a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would act as sub-advisor (the “Sub-advisor”) to, and acquire and property manage real estate assets for, the non-traded real estate investment trusts sponsored by Cole Capital, including the Company, after completion of the transaction. As set forth in the RCAP Agreement, the Sub-advisor and RCAP (by way of its ownership of the Company’s advisor) would equally share the acquisition and advisory fees and expenses currently provided pursuant to the Company’s advisory agreement. In addition, the Sub-advisor would receive a portion of any disposition and incentive fees that may later become due to RCAP for advising the Company. The Sub-advisor would also receive all acquisition fees and expenses for property acquisitions under any purchase and sale agreement or letter of intent executed on or prior to September 30, 2014. All fees and expenses payable to RCAP or the Sub-advisor under the sub-advisory arrangement would be limited to the total amounts payable to the Company’s advisor under the advisory agreement, which would not change as a result of this arrangement. The completion of the transaction contemplated by the RCAP Agreement is subject to various closing conditions.
On October 22, 2014, CR V Advisors entered into an interim sub-advisory agreement (the “Interim Agreement”) with RCAP Cole REIT Advisors V, LLC, a subsidiary of RCAP (the “RCAP Sub-advisor”), in connection with the first closing under the RCAP Agreement. Pursuant to the Interim Agreement, the RCAP Sub-advisor will use commercially reasonable best efforts to manage and supervise the operations and administration of the Company, other than the acquisition, operation and disposition of the Company’s assets, pending the final closing under the RCAP Agreement. The Interim Agreement provides for substantially the same allocation of advisory services and compensation as contemplated under the RCAP agreement.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2014

On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement, and that the RCAP Sub-advisor would not act as sub-advisor with respect to the Company. Also on November 3, 2014, ARCP publicly announced that it had informed RCAP that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement.
On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constitutes a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages.
Status of the Offering
As of November 10, 2014, the Company had received $170.1 million in gross offering proceeds through the issuance of approximately 6.8 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).

Investment in Real Estate Assets

Subsequent to September 30, 2014 through November 10, 2014, the Company acquired eight properties for an aggregate gross purchase price of $80.2 million. The acquisitions were funded through the use of net proceeds from the Offering and available borrowings. Acquisition-related expenses totaling $2.2 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide the disclosures included for these properties in Note 4 to these condensed consolidated unaudited financial statements.
Borrowing Facilities
Subsequent to September 30, 2014, the Company entered into the Modification Agreement with JPMorgan Chase, as administrative agent, and Bank of America, N.A. and Capital One, N.A., as new lenders, in order to increase the maximum principal amount of the Credit Facility to $300.0 million in revolving loans. All other terms of the Credit Facility remain unchanged. As of November 10, 2014, the Company had $88.5 million outstanding under the Amended Credit Facility and based on the underlying collateral pool, $42.6 million was available for borrowing.
Subsequent to September 30, 2014, the Company entered into a second modification agreement to the Series C Loan, in order to extend the maturity date to March 17, 2016. As of November 10, 2014, the Company had $20.0 million outstanding on the Series C Loan and $40.0 million was available for borrowing.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 97% of our total revenue for both the three and nine months ended September 30, 2014. As 99% of our rentable square feet was under lease as of September 30, 2014 with a weighted average remaining lease term of 15.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR V Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR V Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of September 30, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 58%.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we did not commence principal operations until March 18, 2014, comparative financial data is not presented for the three and nine months ended September 30, 2013. The following table shows the property statistics of our real estate assets as of September 30, 2014:

September 30, 2014
Number of commercial properties	47
Approximate rentable square feet	716,000
Percentage of rentable square feet leased	98.6%
The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Commercial properties acquired	40		47
Approximate purchase price of acquired properties	$163.7	million	$192.9	million
Approximate rentable square feet	572,000		716,000

Three Months Ended September 30, 2014
Revenue for the three months ended September 30, 2014 totaled $739,000. Our revenue consisted primarily of rental and other property income of $717,000 related to our 47 properties, which accounted for 97% of total revenue. We also recorded tenant reimbursement income of $22,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended September 30, 2014.
General and administrative expenses for the three months ended September 30, 2014 totaled $400,000, primarily consisting of advisor reimbursements, legal and accounting fees, board of directors fees and corporate insurance. For the three months ended September 30, 2014, property operating expenses were $27,000, primarily relating to property taxes. Depreciation and amortization expenses were $377,000 and acquisition-related expenses totaled $5.0 million during the three months ended September 30, 2014 related to the 2014 Acquisitions.
Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the three months ended September 30, 2014 totaled $112,000.
The 2014 Acquisitions were financed with net proceeds from the Offering, $92.2 million in borrowings under the Credit Facility and assumed notes payable and $20.0 million in borrowings under the Series C Loan. During the three months ended September 30, 2014, we incurred interest expense of $85,000, which included $32,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Nine Months Ended September 30, 2014
Revenue for the nine months ended September 30, 2014 totaled $831,000. Our revenue consisted primarily of rental and other property income of $803,000 related to our 47 properties, which accounted for 97% of total revenue. We also recorded tenant reimbursement income of $28,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the nine months ended September 30, 2014.
General and administrative expenses for the nine months ended September 30, 2014 totaled $553,000, primarily consisting of advisor reimbursements, legal and accounting fees, board of directors fees and corporate insurance. For the nine months ended September 30, 2014, property operating expenses were $34,000, primarily related to property taxes. Depreciation and amortization expenses were $438,000 and acquisition-related expenses totaled $6.0 million during the nine months ended September 30, 2014 related to the 2014 Acquisitions.
Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the nine months ended September 30, 2014 totaled $130,000.
The 2014 Acquisitions were financed with net proceeds from the Offering, $92.2 million in borrowings under the Credit Facility and assumed notes payable and $20.0 million in borrowings under the Series C Loan. During the nine months ended September 30, 2014, we incurred interest expense of $118,000, which included $58,000 in amortization of deferred financing costs. Our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised in the Offering, the cost and availability of borrowings and the opportunity to acquire real estate assets in accordance with our investment strategy.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share, based on a per share price of $25.00, for stockholders of record as of the close of business on each day of the period commencing on March 19, 2014 and ending on December 31, 2014. As of September 30, 2014, we had distributions payable of $470,000.

During the nine months ended September 30, 2014, we paid distributions of $593,000, including $281,000 through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the nine months ended September 30, 2014 was $5.0 million and reflected a reduction for real estate acquisition-related expenses incurred of $6.0 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the nine months ended September 30, 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows from operating activities. As such, our 2014 distributions were funded by proceeds from the Offering of $593,000, or 100%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of September 30, 2014, no redemptions were requested and no shares were redeemed under our share redemption program.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition-related costs, operating expenses, distributions and principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to raise capital through the Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions. As of September 30, 2014, we had raised $111.5 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $11.7 million. As of September 30, 2014, we had cash of $6.4 million and available borrowings of $40.0 million under the Series C Loan and $88,000 under the Credit Facility. Refer to Item 1A - Risk Factors for potential impacts to our ability to raise capital in the near term.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering and assuming all shares available under the DRIP are sold, we expect that approximately 87.6% of the gross proceeds from the sale of our common stock (86.3% if no shares are issued pursuant to the DRIP) will be invested in real estate and real estate-related assets, while the remaining approximately 12.4% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR V Advisors in connection with acquiring properties. CR V Advisors pays the organizational and other offering costs associated with the sale of our common stock (excluding selling commissions and the dealer manager fees), which we reimburse in an amount up to 2.0% of the gross proceeds of the Offering. As of September 30, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in our financial statements because such costs were not a liability to us as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from banks and other lenders and net cash flows provided by operations.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Amended Credit Facility or the Series C Loan and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of September 30, 2014, we had issued approximately 4.5 million shares of our common stock in the Offering resulting in gross proceeds of $111.5 million.
As of September 30, 2014, we had $112.2 million of debt outstanding and the ratio of our debt to gross real estate assets, net of gross intangible lease liabilities, was 58%. In addition, as of September 30, 2014, we had available borrowings of $40.0 million under the Series C Loan. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Subsequent to September 30, 2014, we entered into the Amended Credit Facility, which provides for up to $300.0 million in available borrowings. See Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further discussion of the Amended Credit Facility.
Our contractual obligations as of September 30, 2014 were as follows:

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$48,500,000	$—	$48,500,000	$—	$—
Interest payments — credit facility (2)	3,032,845	1,010,026	2,022,819	—	—
Principal payments — fixed rate debt (3)	42,750,000	—	42,750,000	—	—
Interest payments — fixed rate debt	6,136,501	2,453,256	3,683,245	—	—
Principal payments — line of credit with affiliate (4)	20,000,000	20,000,000	—	—	—
Interest payments — line of credit with affiliate (5)	217,517	217,517	—	—	—
Total	$120,636,863	$23,680,799	$96,956,064	$—	$—

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the interest rate in effect as of September 30, 2014 of 2.05%.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of September 30, 2014, the fair value adjustment, net of accretion, of mortgage notes assumed was $989,000.

(4)	Subsequent to September 30, 2014, the Series C Loan maturity date was extended to March 17, 2016.

(5)	Payment obligations under the Series C Loan are based on the interest rate in effect as of September 30, 2014 of 2.36%.
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
Cash Flow Analysis
Operating Activities. Net cash used in operating activities was $5.0 million for the nine months ended September 30, 2014, primarily due to increases in deferred rental income of $501,000, accounts payable and accrued expenses of $812,000 and net depreciation and amortization of $502,000, offset by prepaid expenses and other assets of $171,000 and a net loss of $6.5 million, which resulted primarily from $6.0 million of acquisition-related expenses for the 2014 Acquisitions. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $156.2 million for the nine months ended September 30, 2014, primarily resulting from the purchase of the 2014 Acquisitions.
Financing Activities. Net cash provided by financing activities was $167.5 million for the nine months ended September 30, 2014, primarily due to net proceeds from the issuance of common stock of $99.5 million and net aggregate proceeds from the Series C Loan and the Credit Facility of $68.5 million.
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
A complete description of such policies and our considerations as of December 31, 2013 is contained in the Registration Statement, and our critical accounting policies have not changed during the nine months ended September 30, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated balance sheet as of December 31, 2013 and related notes thereto, which is contained in the Registration Statement.

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
Subsequent Events
Certain events occurred subsequent to September 30, 2014 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off-Balance Sheet Arrangements
As of September 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of September 30, 2014, we had an aggregate of $68.5 million of variable rate debt outstanding under the Series C Loan and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $343,000 per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
The following risk factors supplement the risk factors set forth in the Registration Statement. The risk factors contained in this “Item 1A - Risk Factors” should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto, and the other unaudited financial data, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.
The suspension or termination of selling agreements by broker-dealers participating in the Offering, or our inability to generate additional selling agreements with prospective broker-dealers, will impact our ability to raise capital in the near term.
On October 29, 2014, ARCP, the indirect parent of our sponsor, our advisor, our dealer manager and our property manager, announced that, as a result of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon, and that such independent investigation is ongoing. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would either terminate or suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of ARCP’s recent announcement that certain of ARCP’s financial statements should no longer be relied upon. To the extent such matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.
On October 29, 2014, ARCP, the indirect parent of our sponsor, our advisor, our dealer manager and our property manager, announced that, as a result of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon and that such independent investigation is ongoing. Certain members of our management and the management of our advisor have been and may continue to be required to devote time and resources to addressing issues created as a result of such announcement. Should such persons be required to devote further attention to these matters, their focus on our business strategy may be diminished.

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
The Company did not make any sales of unregistered securities during the nine months ended September 30, 2014. Pursuant to the Registration Statement originally filed with the SEC on July 11, 2013 and declared effective by the SEC on March 17, 2014, we commenced our initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected the Reverse Stock Split, whereby every two and one-half shares of our common stock issued and outstanding were combined into one share of our common stock, resulting in a price change per share. As a result of the Reverse Stock Split, the Offering offers up to 100.0 million shares of our common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to 20.0 million additional shares to be issued pursuant to the DRIP under which our stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share.
On March 18, 2014, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of our common stock to ARCP OP, resulting in gross proceeds of $2.5 million, and commenced principal operations. We have special escrow provisions for residents of Pennsylvania, which had not been satisfied as of November 10, 2014, and therefore, we had not accepted subscriptions from residents of Pennsylvania.
As of September 30, 2014, we had issued approximately 4.5 million shares of our common stock in the Offering for gross offering proceeds of $111.5 million, out of which we incurred $9.5 million in selling commissions and dealer manager fees and $2.2 million in organization and offering costs to CR V Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $192.9 million in real estate assets and incurred acquisition-related expenses of $6.0 million, including costs of $4.8 million in acquisition fees and expense reimbursements to CR V Advisors. As of November 10, 2014, we have sold approximately 6.8 million shares in the Offering for gross offering proceeds of $170.1 million.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, under our share redemption program, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the quarter ended September 30, 2014, no redemptions were requested and no shares were redeemed.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2014 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2014 that would require a response to this item.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust V, Inc.
(Registrant)

By:	/s/ Simon J. Misselbrook
Name:	Simon J. Misselbrook
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 12, 2014

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 11 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed September 3, 2014).

4.2
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 11 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed September 3, 2014).

4.3
Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to Supplement No. 11 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed September 3, 2014).

4.4
Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to Supplement No. 11 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed September 3, 2014).

10.1*
Master Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and The Estate of Seymour Baum, dated June 19, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated August 8, 2014.

10.2*
Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and Sand Capital VI, LLC, dated August 18, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated September 24, 2014.

10.3*
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and Houma Crossing, LTD., dated September 24, 2014, pursuant to a separate Assignment of Purchase and Sale Agreement dated September 25, 2014.

10.4*
Master Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and Penn 1031 LLC and Wood 1031 LLC, dated July 16, 2014, pursuant to a separate Assignment of Purchase and Sale Agreement and Escrow Instructions dated September 26, 2014.

10.5*	Modification Agreement by and between Cole Operating Partnership V, LP and Series C, LLC, dated September 24, 2014.
10.6*
Loan Agreement, dated as of March 29, 2007, among Wood 1031 LLC and Capmark Bank, pursuant to a separate Assumption and Release Agreement, dated as of September 26, 2014, among ARCP WG Portfolio I, LLC, Wood 1031 LLC and Capmark Bank.

10.7*
Loan Agreement, dated as of March 29, 2007, among Penn 1031 LLC and Capmark Bank, pursuant to a separate Assumption and Release Agreement, dated as of September 26, 2014, among ARCP WG Portfolio II, LLC, Penn 1031 LLC and Capmark Bank.

10.8*
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and CF United PropCo, LLC, dated September 10, 2014, pursuant to a separate Partial Assignment of Purchase and Sale Agreement dated September 30, 2014.

10.9*
Second Modification and Lender Joinder Agreement, dated as of October 17, 2014, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A. as administrative agent for the lenders, Bank of America, N.A. and Capital One, N.A.

10.10*
Master Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and MO Blankenbaker, LLC and MO Brynwood, LLC, dated September 29, 2014, pursuant to separate Partial Assignments of Purchase and Sale Agreement and Escrow Instructions dated October 23, 2014.

10.11*
Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and Lawton Marketplace Investors LP, dated September 22, 2014, pursuant to a separate Assignment of Purchase and Sale Agreement dated November 5, 2014.

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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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