Form 10-K
period 2014-12-31
Cole Credit Property Trust V, Inc.
filed 2015-03-31
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 333-189891 (1933 Act)
 COLE CREDIT PROPERTY TRUST V, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1958593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, Suite 1100 Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III in this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares were being sold at $25.00 per share with discounts available for certain categories of purchasers. There were approximately 826,000 shares of common stock held by non-affiliates as of June 30, 2014, for an aggregate market value of $20.7 million, assuming a market value as of that date of $25.00 per share.
The number of shares of common stock outstanding as of March 25, 2015 was approximately 7.3 million.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust V, Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Cole Credit Property Trust V, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust V, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation that was formed on December 12, 2012, our date of inception, which intends to qualify and elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership (“CCPT V OP”). We are externally managed by Cole REIT Advisors V, LLC, a Delaware limited liability company (“CR V Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole,” formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly-owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly-owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CR V Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital®, and such entities are expected to continue to serve in their respective capacities to the Company, as discussed in Note 9 to the consolidated financial statements in this Annual Report on Form 10-K.
Our sponsor, Cole Capital, which is comprised of a group of affiliated entities, including CR V Advisors, has sponsored various real estate investment programs. CR V Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR V Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CR V Advisors and determining whether the compensation paid to CR V Advisors and its affiliates is reasonable. The advisory agreement with CR V Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors.
Pursuant to a Registration Statement on Form S-11 under the Securities Act (Registration No. 333-189891) and declared effective by the SEC on March 17, 2014, we commenced our initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the initial public offering offers up to a maximum of approximately 100.0 million shares of our common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to approximately 20.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share (collectively, the “Offering”).
We were initially capitalized on February 15, 2013 when a predecessor of CREI acquired 100 shares of common stock for $1,000, and on June 19, 2013, we sold 19,900 shares of common stock for $19,900 to CREI. On March 18, 2014, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of our common stock to ARCP, resulting in gross proceeds of $2.5 million, and commenced principal operations. On February 7, 2014, the ownership of the shares held by CREI was transferred to ARC Properties Operating Partnership, L.P. (“ARCP OP”). Pursuant to our charter, ARCP OP is prohibited from selling the 20,000 shares of our common stock that represents the initial investment in us for so long as Cole Capital remains our sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 20,000 shares of our common stock to other affiliates of our sponsor. As of December 31, 2014, we had issued approximately 7.0 million shares of our common stock in the Offering for gross offering proceeds of $173.7 million before offering costs and selling commissions of $18.4 million.
On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager. As of March 25, 2015, we had received $182.1 million in gross offering proceeds through the issuance of approximately 7.3 million shares of our common stock in the Offering (including shares issued pursuant to the DRIP).

We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. We use the term “core” to describe existing properties currently operating and generating income that are leased to national and regional creditworthy tenants under long-term net leases and are strategically located. Our retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national, regional or local retailers. We expect that our retail properties typically will be subject to long-term triple net or double net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of December 31, 2014, we owned 79 properties, comprising 1.9 million rentable square feet of commercial space located in 26 states. As of December 31, 2014, the rentable space at these properties was 99% leased.
Investment Objectives and Policies
Our primary investment objectives are:

•	to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flow;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
We cannot assure investors that we will achieve these investment objectives. Our board of directors may revise our investment policies, as described below, without the concurrence of our stockholders. However, our board of directors will not amend our charter, including any investment policies that are provided in our charter, without the concurrence of a majority of the outstanding shares, except for amendments that do not adversely affect the rights, preferences and privileges of our stockholders. Our independent directors review our investment policies at least annually to determine that our policies are in the best interests of our stockholders.
Acquisition and Investment Policies
Types of Investments
We invest primarily in income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Power centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers.
For over three decades, our sponsor, Cole Capital, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector, but in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, will provide us with a competitive advantage. In addition, our sponsor has built a business of approximately 400 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
We also may invest in other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location. We believe investments in these types of office and industrial properties are consistent with our goal of providing investors with stable stream of current income and an opportunity for capital appreciation.
We may further diversify our portfolio by making and investing in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. We may acquire properties under development or that require substantial refurbishment or renovation. We also have acquired and may continue to acquire majority or minority interests in other entities with investment objectives similar to ours. Many of our properties are, and we anticipate future properties will be, leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties or as part of so-called “power centers,” which are anchored by national, regional and local retailers. CR V Advisors will monitor industry trends and identify properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional o

r national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.
We believe that our general focus on the acquisition of a large number of single-tenant and multi-tenant necessity retail properties net leased to creditworthy tenants presents lower investment risks and greater stability than other sectors of today’s commercial real estate market. By acquiring a large number of single-tenant and multi-tenant retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. We believe this approach can result in less risk to investors than an investment approach that targets other asset classes. In addition, we believe that retail properties under long-term triple net and double net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets. Our management believes that a portfolio consisting of both freestanding, single-tenant retail properties and multi-tenant retail properties anchored by large national retailers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors and by making a possible listing of our shares attractive to the public investment community.
To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. We also are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offering that may be invested in a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Offering. We will not forgo a high quality investment because it does not precisely fit our expected portfolio composition. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
We incur debt to acquire properties where CR V Advisors determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR V Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CR V Advisors applies credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CR V Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR V Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR V Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR V Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services, LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.

Moody’s ratings are opinions of future relative creditworthiness based on an evaluation of franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating, therefore, provides one measure of the ability of a company to generate cash in the future.
A Moody’s debt rating of Baa3, which is the lowest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, have adequate financial security. However, certain protective elements may be lacking or may be unreliable over any given period of time. A Moody’s debt rating of AAA, which is the highest investment grade rating given by Moody’s, is assigned to companies which, in Moody’s opinion, have exceptional financial security. Thus, investment grade tenants will be judged by Moody’s to have at least adequate financial security, and will in some cases have exceptional financial security.
Standard & Poor’s assigns a credit rating to companies and to each issuance or class of debt issued by a rated company. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments. A Standard & Poor’s credit rating of AAA+, which is the highest investment grade rating given by Standard & Poor’s, is assigned to companies that, in Standard & Poor’s opinion, have extremely strong capacities to meet their financial commitments. Thus, investment grade tenants will be judged by Standard & Poor’s to have at least adequate protection parameters, and will in some cases have extremely strong financial positions.
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CR V Advisors will also consider other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CR V Advisors’ underwriting process will also consider information provided by other debt or credit rating agencies, such as Dun & Bradstreet, along with CR V Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double net or triple net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. We expect that double net and triple net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be, subject to net leases. In respect of multi-tenant properties, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We may acquire some properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases.
We generally expect to enter into leases that have existing terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to CR V Advisors on an annual basis. The insurance certificates will be tracked and reviewed for compliance by CR V Advisors’ property and risk management departments. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
In general, we do not permit leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, generally we expect the terms of such consent to provide that the original tenant will remain fully liable under the lease unless we release that original tenant from its obligations.
We may purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (the “IRS”) could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.
Investment Decisions
CR V Advisors has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which policies are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CR V Advisors evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
CR V Advisors procures and reviews an independent valuation estimate on each and every proposed investment. In addition, CR V Advisors, to the extent such information is available, considers the following:
•tenant rolls and tenant creditworthiness;
•a property condition report;
•unit level store performance;
•property location, visibility and access;
•age of the property, physical condition and curb appeal;
•neighboring property uses;
•local market conditions including vacancy rates;
•area demographics, including trade area population and average household income;
•neighborhood growth patterns and economic conditions;
•presence of nearby properties that may positively or negatively impact store sales at the subject property; and

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options.

CR V Advisors also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;

•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Our board of directors has adopted a policy to prohibit acquisitions from affiliates of CR V Advisors except in limited circumstances. See the section captioned “— Conflicts of Interest ” below.
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to CR V Advisors;

•	financial statements covering recent operations of properties having operating histories;

•	title and liability insurance policies; and

•	tenant estoppel certificates.
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “— Environmental Matters” below.
We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications, and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion. We do not currently intend to construct or develop properties or to render any services in connection with such development or construction but we may do so in the future.
In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and typically is credited against the purchase price if the property is purchased.
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to “Item 1A. Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
Ownership Structure
Our investments in real estate generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR V Advisors. See the section captioned “— Joint Venture Investments” below.
Joint Venture Investments
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CR V Advisors, including other real estate programs sponsored by our sponsor, or other affiliates of CR V Advisors, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related investments. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to invest in a particular joint venture, CR V Advisors will evaluate the underlying real property or other real estate-related investment using the same criteria described above in “— Investment Decisions” for the selection of our real property investments. CR V Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
Our general policy is to invest in joint ventures only when we will have an option or contract to purchase, or a right of first refusal to purchase, the property held by the joint venture or the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell all or a portion of the interests held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one asset, the interest in each such asset may be specially allocated between us and the joint venture partner based upon the respective proportion of funds deemed invested by each co-venturer in each such asset.
CR V Advisors’ officers and key persons may have conflicts of interest in determining which program sponsored by Cole Capital should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR V Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interest of any affiliated co-venturer and in managing the joint venture. Since some or all of CR V Advisors’ officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and ARCP or any other real estate programs sponsored by Cole Capital would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.
We may enter into joint ventures with ARCP, other real estate programs sponsored by Cole Capital, CR V Advisors, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third party appraisal of the asset.
Development and Construction of Properties
We may invest in properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit properties. Our general policy is to structure them as follows:

•
we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties would be developed by third parties; and

•
consistent with our general policy regarding joint venture investments, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.

It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, but completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR V Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to “Item 1A. Risk Factors — General Risks Related to Investments in Real Estate” included elsewhere in this Annual Report on Form 10-K.
We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction, but only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including CR V Advisors or an affiliate of CR V Advisors, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CR V Advi sors and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CR V Advisors or its affiliate.
In addition, we may invest in unimproved properties, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.
Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector, to the extent such assets do not cause us to lose our REIT status or cause us to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. Thus, to the extent that CR V Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans.  The criteria that CR V Advisors will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property investments which we expect to hold in excess of seven years, we expect that the average duration of loans will typically be one to five years.
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine and in the event the transaction is with our sponsor, CR V Advisors, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CR V Advisors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.

In evaluating prospective loan investments, CR V Advisors will consider factors such as the following:
•the ratio of the investment amount to the underlying property’s value;
•the property’s potential for capital appreciation;
•expected levels of rental and occupancy rates;
•the condition and use of the property;
•current and projected cash flow of the property;
•potential for rent increases;
•the degree of liquidity of the investment;
•the property’s income-producing capacity;
•the quality, experience and creditworthiness of the borrower;
•general economic conditions in the area where the property is located;
•in the case of mezzanine loans, the ability to acquire the underlying real property; and
•other factors that CR V Advisors believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. CR V Advisors will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are more subject to risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CR V Advisors will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
Our loan investments may be subject to regulation by federal, state and local authorities and subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, including among other things, regulating credit granting activities, establishing maximum interest rates and finance charges, requiring disclosures to customers, governing secured transactions and setting collection, repossession and claims handling procedures and other trade practices. In addition, certain states have enacted legislation requiring the licensing of mortgage bankers or other lenders and these requirements may affect our ability to effectuate our proposed investments in loans. Commencement of operations in these or other jurisdictions may be dependent upon a finding of our financial responsibility, character and fitness. We may determine not to make loans in any jurisdiction in which the regulatory authority determines that we have not complied in all material respects with applicable requirements.
Investment in Other Real Estate-Related Securities.  To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our prospectus with respect to the Offering and in our charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.

We may also make investments in commercial mortgage backed securities (“CMBS”) to the extent permitted by the NASAA REIT Guidelines. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes. Our board of directors has adopted a policy to limit any investments in non-investment grade CMBS to not more than 10% of our total assets.
Borrowing Policies
CR V Advisors believes that utilizing borrowings to make investments is consistent with our investment objective of maximizing the return to investors. By operating on a leveraged basis, we have more funds available for investment in properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CR V Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR V Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our initial capital raising stage. As of December 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 64%. The independent directors believed such borrowing levels were justified for the following reasons:

•	the borrowings enabled us to purchase an initial property and earn rental income more quickly;

•
the property acquisition was likely to increase the net offering proceeds from the Offering by allowing us to show potential investors actual acquisitions, thereby improving our ability to meet our objective of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital; and

•	based on expected equity sales at the time, the high leverage was likely to exceed our charter’s guidelines only for a limited period of time.
After we have acquired a substantial portfolio, CR V Advisors intends to target a leverage ratio of 40% to 50% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets.
CR V Advisors uses its best efforts to obtain financing on the most favorable terms available to us. CR V Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. CR V Advisors may refinance properties during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased, and may continue to purchase, properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to “Item 1A. Risk Factors — Risk Associated with Debt Financing” included elsewhere in this Annual Report on Form 10-K.

We may not borrow money from any of our directors or from CR V Advisors or its affiliates unless such loan is approved by a majority of the directors not otherwise interested in the transaction (including a majority of the independent directors) as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. We entered into a $60.0 million subordinate revolving line of credit (the “Series C Loan”) during the year ended December 31, 2014 with Series C, LLC (“Series C”), an affiliate of CR V Advisors, that matures on March 17, 2016. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties under the same circumstances. As of December 31, 2014, we had $20.0 million outstanding under the Series C Loan.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2014, we had not sold any properties.
Acquisition of Properties from Affiliates of CR V Advisors
We may acquire properties or interests in properties from or in co-ownership arrangements with entities affiliated with CR V Advisors, including properties acquired from affiliates of CR V Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR V Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR V Advisors, including property developed by an affiliate of CR V Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR V Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2014, we did not purchase any properties from affiliates of our advisor.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR V Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CR V Advisors and its affiliates. While our independent directors must approve the engagement of CR V Advisors as our advisor, the fees payable to CR V Advisors in connection with the services provided to us, and any subsequent decision to continue such engagement, the ability of our independent directors to negotiate on our behalf may be adversely impacted by the fact that our board of directors recognizes that our stockholders invested with the understanding and expectation that an affiliate of Cole Capital would act as our advisor. Certain conflict resolution procedures are set forth in our charter and disclosed in our prospectus with respect to the Offering.
Our officers and affiliates of CR V Advisors will try to balance our interests with the interests of other real estate programs sponsored by Cole Capital to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of their investments. In addition, our directors, officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and are authorized to retain independent legal counsel. Furthermore, all of our directors have a fiduciary obligation to act on behalf of our stockholders.
Due to the ARCP Merger, we are now subject to conflicts of interest arising out of our relationship with ARCP, which also has investment objectives, targeted assets, and legal and financial obligations similar to ours.

Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CR V Advisors act as an advisor to, and our executive officers and one of our directors act as executive officers and/or directors of, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and/or Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are REITs distributed and managed by affiliates of CR V Advisors. In addition, all of these REITs employ our sponsor’s investment strategy, which focuses on single-tenant corporate properties subject to long term net leases to creditworthy tenants. ARCP and CCPT IV, like us, focus primarily on the retail sector, while CCIT II focuses primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. The common investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio. Former programs sponsored, distributed and managed by affiliates of CCI II Advisors were: Cole Corporate Income Trust, Inc. (“CCIT”), which merged with Select Income REIT, an unaffiliated publicly-listed REIT, on January 29, 2015; Cole Credit Property Trust, Inc. (“CCPT I”), which merged with ARCP on May 19, 2014; and Cole Credit Property Trust II, Inc. (“CCPT II”), which merged with Spirit Realty Capital, Inc., an unaffiliated publicly-listed REIT, on July 17, 2013. In addition, an affiliate of our advisor acted as an advisor to Cole and was subsequently acquired by Cole; however, on February 7, 2014, the ARCP Merger was completed pursuant to a transaction whereby Cole merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of ARCP.
CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011 and August 26, 2013. CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCPT IV is no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
ARCP and other real estate programs sponsored by Cole Capital, whether or not currently existing, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CR V Advisors and its affiliates, including ARCP and other real estate programs sponsored by Cole Capital, we may still enter into certain such transactions, which are subject to an inherent conflict of interest. Similarly, joint ventures involving affiliates of CR V Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CR V Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR V Advisors, any of its affiliates, ARCP or another real estate program sponsored by Cole Capital.
Other Activities of CR V Advisors and Its Affiliates
We rely on CR V Advisors for the day-to-day operation of our business pursuant to an advisory agreement. As a result of the interests of members of its management in ARCP and other real estate programs sponsored by Cole Capital and the fact that they have also engaged and will continue to engage in other business activities, CR V Advisors and its officers, key persons and respective affiliates may have conflicts of interest in allocating their time between us, ARCP and other real estate programs sponsored by Cole Capital and other activities in which they are involved. However, CR V Advisors believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the real estate programs sponsored by Cole Capital and other ventures in which they are involved.
In addition, our executive officers also serve as officers and/or directors of CR V Advisors, our dealer manager and/or other affiliated and unaffiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCC, our dealer manager, is an affiliate of CR V Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.

Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by Cole Capital, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CR V Advisors and Its Affiliates
We have incurred, and expect to continue to incur, commissions, fees and expenses payable to CR V Advisors and affiliates in connection with the Offering and the acquisition and management of our assets, including selling commissions, dealer manager fees, acquisition and advisory fees, organization and offering expenses, acquisition expenses and operating expenses. A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment, will likely result in the receipt of fees and other compensation by CR V Advisors and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR V Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR V Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CR V Advisors and its affiliates regardless of the quality of the properties acquired. Similarly, until such time as our board of directors provides a reasonable estimate of the value of our shares, the advisory fees will be based on the cost of our investments regardless of the quality of the properties acquired or services provided to us. Basing acquisition fees and advisory fees on the cost or estimated value of the investment may influence CR V Advisors’ decisions relating to property acquisitions.
Employees
We have no direct employees. The employees of CR V Advisors and its affiliates provide services to us related to acquisition and disposition, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provide wholesale brokerage services.
We are dependent on CR V Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR V Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services, including personnel costs, subject to certain limitations. During the year ended December 31, 2014, $421,000 was recorded for reimbursement of services provided by CR V Advisors and its affiliates in connection with the operating and financing of our assets. For certain months from March 18, 2014, when we commenced principal operations, through December 31, 2014, we did not incur any finance fees or acquisition expense reimbursements, as CR V Advisors agreed to permanently waive its rights to these fees and expense reimbursements during such periods, for a total amount of $773,000 for the year ended December 31, 2014. In addition, during the year ended December 31, 2014, $3.5 million was recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering.
Insurance
See sections captioned “Acquisition and Investment Policies — Description of Leases” and “Environmental Matters.”
Reportable Segments
We operate on a consolidated basis in our commercial properties segment. See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although our properties are currently 99% leased and we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

Concentration of Credit Risk
As of December 31, 2014, we had cash on deposit, including restricted cash, at one financial institution, in which we had deposits in excess of federally insured levels, totaling $6.7 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on its cash deposits.
As of December 31, 2014, two tenants accounted for greater than 10% of our 2014 gross annualized rental revenue: Walgreens (24%) and United Oil (13%). We also had certain geographic concentrations in our property holdings. In particular, as of December 31, 2014, seven of our properties were located in Texas, 13 were located in California, six were located in Louisiana, and three were located in Oklahoma, which accounted for 14%, 13%, 12%, and 11%, respectively, of our 2014 gross annualized rental revenues. In addition, we had tenants in the drugstore, convenience store, and discount store industries, which comprised 25%, 13%, and 12%, respectively, of our 2014 gross annualized rental revenues.
Litigation
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any pending legal proceedings of which the outcome is reasonably possible to have a material effect on our results of operations, financial condition or liquidity.
Environmental Matters
In connection with the ownership and operation of real estate, we potentially may be liable for costs and damages related to environmental matters. We own certain properties that are subject to environmental remediation. In each case, the seller of the property, the tenant of the property and/or another third party has been identified as the responsible party for environmental remediation costs related to the respective property. Additionally, in connection with the purchase of certain of the properties, the respective sellers and/or tenants have indemnified us against future remediation costs. In addition, we carry environmental liability insurance on our properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. Accordingly, we do not believe that it is reasonably possible that the environmental matters identified at such properties will have a material effect on our results of operations, financial condition or liquidity, nor are we aware of any environmental matters at other properties which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity. See “— Conditions to Closing Our Acquisitions” for a description of the steps we may take to ensure environmental compliance in the properties we acquire.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with the Offering with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 1A.	RISK FACTORS
The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to provide.
Risks Related to an Investment in Cole Credit Property Trust V, Inc.
We have a limited operating history. Further, we are considered to be a “blind pool,” as we currently have not identified all of the properties we intend to purchase. For these and other reasons, an investment in our shares is speculative.
We have a limited operating history, as we commenced principal operations on March 18, 2014. While we will provide you with information on a regular basis regarding our real estate investments after they are acquired, we will not provide you with a significant amount of information, if any, for you to evaluate our future investments prior to our making them. Since we currently have not identified all of the properties we intend to purchase, the Offering is considered to be a “blind pool” offering. You will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor will have wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.

You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:
•identify and acquire investments that further our investment objectives;
•increase awareness of the Cole Credit Property Trust V, Inc. name within the investment products market;
•expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted real estate and other investments as well as for potential investors;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and
•be continuously aware of, and interpret, marketing trends and conditions.
We may not succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.
An investment in our shares will have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for you to sell your shares. You should purchase our shares only as a long-term investment.
There currently is no public market for our common stock and there may never be one. In addition, we do not have a fixed date or method for providing stockholders with liquidity. If you are able to find a buyer for your shares, you will likely have to sell them at a substantial discount to your purchase price. It also is likely that your shares would not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment (more than seven years) because of the generally illiquid nature of the shares.
You are limited in your ability to sell your shares pursuant to our share redemption program and may have to hold your shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit your ability to sell your shares. Generally, you will be required to have held your shares for at least one year in order to participate in our share redemption program. Subject to funds being available, we will further limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap); and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter (provided, however, that while shares subject to a redemption requested upon the death of a stockholder will be included in calculating the maximum number of shares that may be redeemed, shares subject to a redemption requested upon the death of a stockholder will not be subject to the percentage cap), and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5.0% cap on the number of shares we may redeem during the respective trailing 12-month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our management may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior written notice, and our management may reject any request for redemption. These restrictions severely limit your ability to sell your shares should you require liquidity, and limit your ability to recover the value you invested or the fair market value of your shares.

We will be required to disclose an estimated value per share of our common stock no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, and such estimated value per share may be lower than the purchase price investors paid for shares of our common stock in the Offering. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.

To assist members of the Financial Industry Regulatory Authority (“FINRA”) and their associated persons, pursuant to FINRA Conduct Rule 5110, we intend to prepare quarterly and annual estimations of our value per outstanding share of common stock. For this purpose, we intend to use the offering price to acquire a share in the primary portion of the Offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. The Offering price is not based on the value or net asset value of our investments or our expected cash flow. Therefore, this approach to valuing our shares may bear little relationship and may exceed what stockholders would receive for their shares if they tried to sell them or if we liquidated our portfolio or completed a merger or other sale of the Company.

As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than our Offering price, because the amendment requires the “value” on the customer account statement to be equal to our Offering price less up-front underwriting compensation and certain organization and offering expenses.

The price at which stockholders purchased shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) until we disclose an estimated value per share based on a valuation, the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from the Offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments; (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (v) the estimated value does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.

When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as Offering proceeds become available, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to you and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to make distributions required to qualify as a REIT and maintain our REIT status.

We have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of our securities in this or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of your investment in our common stock.
During the year ended December 31, 2014, we paid distributions of $2.7 million, including $1.5 million through the issuance of shares pursuant to the DRIP. Our net loss was approximately $12.1 million as of December 31, 2014, cumulative since inception. As we did not commence principal operations until March 18, 2014, we did not pay any distributions during the period from February 15, 2013 (Date of Inception) to December 31, 2013.
Net cash used in operating activities for the year ended December 31, 2014 was approximately $7.1 million and reflected a reduction for real estate acquisition-related expenses incurred of approximately $12.0 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We treat our real estate acquisition-related expenses as funded by proceeds from our Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows used in operating activities. As such, all of our 2014 distributions were funded from proceeds from our Offering.
Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay out in distributions may exceed our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of your investment and could reduce your basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to you and the value of your investment.
We could suffer from delays in locating suitable investments, particularly if the capital we raise in the Offering outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and acquisition of income-producing properties likely would adversely affect our ability to pay distributions to you and/or the value of your overall returns. The large size of the Offering, coupled with competition from other real estate investors, increases the risk of delays in investing our net offering proceeds. Our stockholders should expect to wait at least several months after the closing of a property acquisition before receiving cash distributions attributable to that property. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
In the event we are not able to raise a substantial amount of capital in the near term, we may have difficulty investing the proceeds of the Offering in real estate and/or repaying or refinancing indebtedness, and our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected.
The Offering is being made on a “best efforts” basis, which means that the dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell the shares and have no firm commitment or obligation to purchase any of the shares. As a result, we may not be able to raise a substantial amount of capital in the near term. If we are not able to accomplish this goal, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives. Therefore, there could be a delay between the time we receive net proceeds from the sale of shares of our common stock in the Offering and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. If we fail to timely invest the net proceeds of the Offering, our ability to achieve our investment objectives, including diversification of our portfolio by property type and location, could be adversely affected. Failure to raise substantial capital also could hamper our ability to repay our refinance indebtedness. In addition, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds that we may dedicate to a single investment. If we use all or substantially all of the proceeds from the Offering to acquire one or a few investments, the likelihood of our profitability being affected by the performance of any one of our investments will increase, and an investment in our shares will be subject to greater risk.
Purchases of common stock by our directors, officers and other affiliates in the Offering should not influence investment decisions of prospective investors.
Any shares purchased by our directors, officers and other affiliates will be purchased for investment purposes only. The investment decisions made by any such directors, officers or their affiliates should not influence your decision to invest in shares of our common stock, and you should make your own independent investment decision concerning the risks and benefits of an investment in our common stock.
We are dependent upon the net proceeds of the Offering to conduct our proposed business activities. If we are unable to raise substantial proceeds from the Offering, we may not be able to invest in a diverse portfolio of real estate and real estate-related investments and an investment in our shares will be subject to greater risk.
We are dependent upon the net proceeds of the Offering to conduct our proposed activities. As such, our ability to implement our business strategy is dependent, in part, upon our dealer manager and participating broker-dealers successfully conducting the Offering and our investors, rather than us, will incur the bulk of the risk if we are unable to raise substantial funds. The Offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. In addition, the broker-dealers participating in the Offering also may be participating in the offerings of competing REIT products, some of which may have a focus that is nearly identical to our focus, and the participating broker-dealers could emphasize such competing products to their retail clients. As a result, we do not know the amount of proceeds that will be raised in the Offering, which may be substantially less than the amount we would need to achieve a broadly diversified portfolio of real estate and real estate-related investments.
If we are unable to raise substantial proceeds from the Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Offering and invest in a diverse portfolio of real estate and real estate-related investments.
We have experienced losses in the past, and we may experience additional losses in the future.
Historically, we have experienced net losses (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. For a further discussion of our operational history and the factors affecting our losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
The purchase price you pay for shares of our common stock may be higher than the value of our assets per share of common stock at the time of your purchase.
The Offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price for our shares in its sole discretion. The offering price for our shares is not based on the expected book value or expected net asset value of our proposed investments, or our current or expected operating cash flows. We intend to use the fixed offering price until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. However, as required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated, and we will disclose the resulting estimated per share value in our Annual Reports on Form
10-K distributed to stockholders. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. Until such time as we determine a reasonable estimate of the value of our shares, the price of our shares is not intended to reflect our per share net asset value. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.
There is no fixed date or method for providing our stockholders with liquidity, and your shares may have limited liquidity for an indefinite period of time.
Due to the unpredictable nature of future macro- and micro-economic and market conditions, we have not set a fixed time period or method for providing our stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. As a result, your shares may continue to have limited liquidity for an indefinite period of time and should be purchased only as a long-term investment.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to obtain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of your investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our advisor, each of whom would be difficult to replace. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. Further, we currently do not separately maintain key person life insurance on any of our executive officers and other key personnel of our advisor and we may not do so in the future. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
The suspension of selling agreements by broker-dealers participating in the Offering, or our inability to generate additional selling agreements with prospective broker-dealers, will impact our ability to raise capital in the near term.
ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager.
ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP reported, in part, the following findings: (1) net loss was understated for 2013 and the second quarter of 2014; (2) net loss was overstated for the first quarter of 2014; (3) adjusted funds from operations was overstated for 2011, 2012, 2013 and the first two quarters of 2014; (4) certain payments by ARCP to its former external manager, ARC Properties Advisors, LLC, and certain of its affiliates were not sufficiently documented or otherwise warrant scrutiny, and as a result, ARCP has recovered consideration valued at approximately $8.5 million in respect of certain such payments that ARCP concluded were inappropriate; (5) equity awards made to two former executives of ARCP in connection with ARCP’s transition to self-management contained provisions that, as drafted, were more favorable to such executives than the compensation committee of the ARCP board of directors had approved; and (6) there were certain material weaknesses in ARCP’s internal controls over financial reporting and its disclosure controls and procedures. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of Cole Capital sponsored non-traded REITs.
The suspension of selling agreements by broker-dealers participating in the Offering has had a negative impact on our ability to raise additional capital. ARCP has reported that, with the filing of its restated financial statements completed, it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in the

Offering. If our sponsor’s efforts are not successful and broker-dealers do not reinstate their selling agreements with our dealer manager, or do not otherwise enter into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital in the Offering. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. Additionally, this could impact our ability to obtain future financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
Certain members of our management and the management of our advisor have been required to devote time and resources to addressing issues created as a result of the investigation by ARCP’s audit committee and the restatement of certain of ARCP’s financial statements. To the extent these matters or related matters require further attention of the members of our management and the management of our advisor, such persons’ focus on our business strategy may be diminished.

ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP also reported the remedial actions it has taken and is taking in response to the findings. Certain members of our management and the management of our advisor have been required to devote time and resources to addressing issues relating to ARCP’s financial statements and internal investigation. Should such persons be required to devote further attention to these matters or related matters, their focus on our business strategy may be diminished.
If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, and such internalization is approved by our stockholders, your interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the net income per share attributable to your investment. Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute your investment. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to you and the value of our shares.
As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. Upon any internalization of our advisor, certain key personnel may not remain with our advisor, but instead will remain employees of our sponsor or its affiliates.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. They have a great deal of know-how and can experience economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and/or have a negative effect on our results of operations.

Our participation in a co-ownership arrangement would subject us to risks that otherwise may not be present in other real estate investments, which could result in litigation or other liability that could increase our costs and negatively affect our results of operations.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in real estate and could result in litigation or other liability to us, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or our policies or objectives;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under any mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and otherwise adversely affect the operation and maintenance of the property, could cause a default under any mortgage loan financing documents applicable to the property and result in late charges, penalties and interest, and could lead to the exercise of foreclosure and other remedies by the lender;

•
the risk that a co-owner could breach agreements related to the property, which may cause a default under, and possibly result in personal liability in connection with, any mortgage loan financing documents applicable to the property, violate applicable securities laws, result in a foreclosure or otherwise adversely affect the property and the co-ownership arrangement;

•
the risk that a default by any co-owner would constitute a default under any mortgage loan financing documents applicable to the property, which could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner;

•the risk that we could have limited control and rights, with management decisions made entirely by a third-party; and

•	the possibility that we will not have the right to sell the property at a time that otherwise could result in the property being sold for its maximum value.
In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.
We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, because we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright, we may not be able to sell our co-ownership interest in a property at the time we would like to sell.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.
Risks Related to Conflicts of Interest
We are subject to conflicts of interest arising out of our relationships with our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of Part I, Item 1 in this Annual Report on Form 10-K provides a more detailed discussion of the conflicts of interest between us and our advisor and its affiliates, and our policies to reduce or eliminate certain potential conflicts.
Our advisor and its affiliates, including our dealer manager, will face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates, including our dealer manager, are entitled to substantial fees from us under the terms of the advisory agreement and the dealer manager agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the dealer manager agreement;

•	public offerings of equity by us, which entitle our dealer manager to fees and will likely entitle our advisor to increased acquisition and advisory fees;

•
property acquisitions from other real estate programs sponsored by Cole Capital, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees and advisory fees;

•	property or asset dispositions, which may entitle our advisor or its affiliates to disposition fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our advisor; and

•
how and when to recommend to our board of directors a proposed strategy to provide our investors with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

Our advisor’s fee structure is principally based on the cost or book value of investments and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee and the advisory fee we pay to our advisor are both based on the cost or book value of such investments. As a result, our advisor receives these fees regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee and the advisory fee is not well aligned with our interest of acquiring real estate that is likely to produce the maximum risk adjusted returns.
Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our investors, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.

A number of other real estate programs sponsored by Cole Capital, as well as ARCP, use investment strategies that are similar to ours, therefore our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCIT II, Cole Income NAV Strategy and ARCP have characteristics including targeted investment types, investment objectives and criteria substantially similar to ours. As a result, we may be seeking to acquire properties and other real estate-related investments at the same time as ARCP or one or more of the real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of REITs sponsored by Cole Capital and/or their advisors, the general partners of other partnerships sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital.
ARCP has adopted an asset allocation policy to allocate property acquisitions among ARCP and various programs sponsored by Cole Capital. Additionally, for programs sponsored by Cole Capital that commence operations on or after March 5, 2013, ARCP retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us and CCIT II, but does not apply to CCPT IV or Cole Income NAV Strategy. All transactions with a purchase price at or below $100 million will be allocated among us, ARCP and the other programs sponsored by Cole Capital by an allocation committee in a manner consistent with the general investment allocation policy adopted by ARCP, the terms of which are consistent with the policy described in the section captioned “Conflicts of Interest” of Part 1, Item 1, in this Annual Report on Form 10-K. Accordingly, there is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by ARCP or a real estate program sponsored by Cole Capital.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where ARCP or real estate programs sponsored by Cole Capital own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since ARCP or a real estate program sponsored by Cole Capital may be competing with us for these investments. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to you.
Our president and chief executive officer, Michael T. Ezzell, who also serves as the chairman of our board of directors, is also an officer and/or director of Cole Capital, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Simon J. Misselbrook, is also an officer of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and one or more entities affiliated with our advisor. Our advisor and its key personnel are also key personnel and partners of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. These duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. If we do not successfully implement our investment strategy, we may be unable to maintain or increase the value of our assets, and our operating cash flows and ability to pay distributions could be adversely affected. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.

Our charter permits us to acquire assets and borrow funds from affiliates of our advisor and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
Under our charter, we are permitted to acquire properties from affiliates of our advisor, provided, that any and all acquisitions from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, as being fair and reasonable to us and at a price to us that is no greater than the cost of the property to the affiliate of our advisor, unless a majority of our directors, including a majority of the independent directors, not otherwise interested in such transaction determines that there is substantial justification for any amount that exceeds such cost and that the difference is reasonable. In no event will we acquire a property from an affiliate of our advisor if the cost to us would exceed the property’s current appraised value as determined by an independent appraiser. In the event that we acquire a property from an affiliate of our advisor, we may be foregoing an opportunity to acquire a different property that might be more advantageous to us. In addition, under our charter, we are permitted to borrow funds from affiliates of our advisor, including our sponsor, provided, that any such loans from affiliates of our advisor must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. Under our charter, we are also permitted to sell and lease our assets to affiliates of our advisor, and we have not established a policy that specifically addresses how we will determine the sale or lease price in any such transaction. Any such sale or lease transaction must be approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction as being fair and reasonable to us. To the extent that we acquire any properties from affiliates of our advisor, borrow funds from affiliates of our advisor or sell or lease our assets to affiliates of our advisor, such transactions could result in a conflict of interest.
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with ARCP or real estate programs sponsored by Cole Capital, which could result in a disproportionate benefit to ARCP or a real estate program sponsored by Cole Capital.
We may enter into joint ventures with ARCP or a real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Officers and key persons of our advisor also are officers and key persons of REITs sponsored by Cole Capital and/or their advisors, the general partners of real estate programs sponsored by Cole Capital and/or the advisors or fiduciaries of real estate programs sponsored by Cole Capital. These officers and key persons may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture.
In the event we enter into joint venture or other co-ownership arrangements with ARCP or a real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and ARCP or a real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances.
Since one or more of the executive officers of our advisor are the executive officers of Cole Capital, and the advisors to other real estate programs sponsored by Cole Capital, agreements and transactions between or among the parties with respect to any joint venture or other co-ownership arrangement will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers or co-owners, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive. We have adopted certain procedures for dealing with potential conflicts of interest as further described in “Item 1. Business — Conflicts of Interest” included elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Corporate Structure
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.
We pay CCC, our dealer manager, up to 9.0% of the gross proceeds of our primary offering in the form of selling commissions and a dealer manager fee, most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates for up to 2.0% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Such payments will reduce the amount of cash we have available to invest in real estate and result in a lower total return to our stockholders than if we were able to invest 100% of the gross proceeds from the Offering in properties. Moreover, dealer manager fees and selling commissions are included in the $25.00 per share offering price; therefore, our offering price does not, and is not intended to, reflect our net asset value. In addition, we intend to pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees reduces the amount of cash available for investment in properties.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary or appropriate to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares or more than 9.8% (in value or number of shares, whichever is more restrictive) of the aggregate of our outstanding shares of common stock. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 500.0 million shares of stock, including 10.0 million shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit your ability to dispose of your shares.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our advisor or any affiliate of our advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law also limits the ability of a third party to buy a large percentage of our outstanding shares and exercise voting control in electing directors.
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by Cole Capital Advisors, Inc. or any affiliate of Cole Capital Advisors, Inc. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
Our charter includes a provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide our company notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, we will have the right to redeem that person’s shares and any shares acquired in such tender offer. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent you from receiving a premium to your purchase price for your shares in such a transaction.
If we are required to register as an investment company under the Investment Company Act, we could not continue our current business plan, which may significantly reduce the value of your investment.
We intend to conduct our operations, and the operations of our operating partnership and any other subsidiaries, so that no such entity meets the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act. Under the Investment Company Act, in relevant part, a company is an “investment company” if:

•	pursuant to Section 3(a)(1)(A), it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
pursuant to Section 3(a)(1)(C), it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis (the 40% test). “Investment securities” exclude U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We intend to monitor our operations and our assets on an ongoing basis in order to ensure that neither we, nor any of our subsidiaries, meet the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates;

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations; and

•	potentially, compliance with daily valuation requirements.
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after the Offering ends. If we are unable to invest a significant portion of the proceeds of the Offering in properties within one year of the termination of the Offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in certificates of deposit or other cash items with low returns. This would reduce the cash available for distribution to investors and possibly lower your returns.
To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
If you do not agree with the decisions of our board of directors, you only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our dissolution; and

•	a merger or consolidation, or the sale or other disposition of all or substantially all of our assets.

In addition, pursuant to our charter, we will submit any other proposed liquidity event or transaction to our stockholders for approval if the transaction involves (a) the internalization of our management functions through our acquisition of our advisor or an affiliate of our advisor or (b) the payment of consideration to our advisor or an affiliate of our advisor other than pursuant to the terms of the advisory or dealer manager agreements or where the advisor or its affiliate receives consideration in its capacity as a stockholder on the same terms as our other stockholders.
All other matters are subject to the discretion of our board of directors.

Our board of directors may change certain of our investment policies without stockholder approval, which could alter the nature of your investment.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Subject to certain limits set forth in our charter and as may be required to avoid meeting the definition of an “investment company” under the Investment Company Act, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders, unless otherwise provided in our organizational documents. As a result, the nature of your investment could change without your consent.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Your interest in us will be diluted if we issue additional shares.
Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 500.0 million shares of stock, of which 490.0 million shares are classified as common stock and 10.0 million are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access at our expense to our legal counsel or to independent legal counsel. Our stockholders likely will suffer dilution of their equity investment in us, in the event that we (1) sell additional shares in the future, including those issued pursuant to our DRIP Offering, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
These risks and other factors may prevent us from being profitable, or from maintaining or growing the value of our real estate properties.
Many of our properties may depend upon a single tenant, or a limited number of major tenants, for all or a majority of their rental income; therefore, our financial condition and ability to make distributions to you may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Many of our properties may be occupied by only one tenant or derive a majority of its rental income from a limited number of major tenants and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. For example, our retail tenants face competition from other retailers, as well as competition from other retail channels, such as factory outlet centers, wholesale clubs, mail order catalogs, television shopping networks and various developing forms of e-commerce. In addition, our retail properties will be located in public places, where crimes, violence and other incidents may occur. Such incidents could reduce the amount of business conducted by the tenants at our properties, thus reducing the tenants’ abilities to pay rent, and such incidents could also expose us to civil liability, as the property owner. Furthermore, if we invest in industrial properties, a general reduction in U.S. manufacturing activity could reduce our manufacturing tenants’ abilities to pay rent. Lease payment defaults by tenants could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us would cause us to lose revenue from the property and force us to find an alternative source of revenue to meet any expenses associated with the property and prevent a foreclosure if the property is subject to a mortgage. In the event of a default by a single or major tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated, we may not be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions to you.
A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to you.
We may experience concentration in one or more tenants. Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If we assume a lease, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant lease, and could ultimately preclude full collection of these sums. Such an event also could cause a decrease or cessation of current rental payments, reducing our operating cash flows and the amount available for distributions to you. In the event a tenant or lease guarantor declares bankruptcy, the tenant or its trustee may not assume our lease or its guaranty. If a given lease or guaranty is not assumed, our operating cash flows and the amounts available for distributions to you may be adversely affected. The bankruptcy of a major tenant could have a material adverse effect on our ability to pay distributions to you.
As of December 31, 2014, two tenants accounted for greater than 10% of our 2014 gross annualized rental revenue: Walgreens (24%) and United Oil (13%). The loss of either or both of these tenants would have an adverse effect on our business and our ability to pay distributions to our stockholders.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to you.
If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property.
Challenging economic conditions could adversely affect vacancy rates, which could have an adverse impact on our ability to make distributions and the value of an investment in our shares.
Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our potential investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increased tenant improvement expenses or concessions; and/or

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations.
All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies either by the continued default of a tenant under its lease, the expiration of a tenant lease or early termination of a lease by a tenant. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to be distributed to you. In addition, because a property’s market value depends principally upon the value of the property’s leases, the resale value of a property with prolonged vacancies could decline, which could further reduce your return.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to you.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the gross proceeds from the Offering to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We may obtain only limited warranties when we purchase a property and would have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that property.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to you.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and other factors that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have adequate funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Our inability to sell a property when we desire to do so may cause us to reduce our selling price for the property. Any delay in our receipt of proceeds, or diminishment of proceeds, from the sale of a property could adversely impact our ability to pay distributions to you.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below market lease rates on a significant number of our properties pursuant to long-term leases, our cash flow from operations and financial position may be adversely affected.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets.
Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to you.
Adverse economic and geopolitical conditions may negatively affect our profitability and ability to generate returns to you.
Our operating results may be affected by market and economic challenges, which may result from a general economic downturn experienced by the nation as a whole, by the local economies where our properties may be located, or by the real estate industry including the following:

•	poor economic conditions may result in tenant defaults under leases;

•	poor economic conditions may result in lower revenue to us from retailers who pay us a percentage of their revenues under percentage rent leases;

•	re-leasing may require concessions or reduced rental rates under the new leases;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	constricted access to credit may result in tenant defaults or non-renewals under leases; and

•
increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults. Increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

The length and severity of any economic slowdown or downturn cannot be predicted. Our operations could be negatively affected to the extent that an economic slowdown or downturn is prolonged or becomes more severe.

The United States’ armed conflicts in various parts of the world could have a further impact on our tenants. The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our tenants, our business or your investment. More generally, any of these events could result in increased volatility in or damage to the United States and worldwide financial markets and economy. They also could result in higher energy costs and increased economic uncertainty in the United States or abroad. Our revenues will be dependent upon payment of rent by retailers, which may be particularly vulnerable to uncertainty in the local economy. Adverse economic conditions could affect the ability of our tenants to pay rent, which could have a material adverse effect on our operating results and financial condition, as well as our ability to pay distributions to you.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved amid low Treasury rates and increased lending from banks, insurance companies, and CMBS conduits. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments; the availability or the terms of financing that we may anticipate utilizing; our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity; and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets - The debt market remains sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and CMBS industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets - Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.
We have diversified, and expect to continue to diversify, our cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor per insured bank. We currently have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Generally, our tenants are responsible for insuring their goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts that our advisor determines are sufficient to cover reasonably foreseeable losses. Tenants of single-user properties leased on a triple net basis typically are required to pay all insurance costs associated with those properties. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to you.
Covenants, conditions and restrictions may restrict our ability to operate a property.
Some of our properties may be contiguous to other parcels of real property, comprising part of the same retail center. In connection with such properties, we will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions to you.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from the Offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups.

If we contract with a development company for newly developed property, our earnest money deposit made to the development company may not be fully refunded.
We may enter into one or more contracts, either directly or indirectly through joint ventures with ARCP or other programs sponsored by Cole Capital or others, to acquire real property from a development company that is engaged in construction and development of commercial real properties. Properties acquired from a development company may be either existing income-producing properties, properties to be developed or properties under development. We anticipate that we will be obligated to pay a substantial earnest money deposit at the time of contracting to acquire such properties. In the case of properties to be developed by a development company, we anticipate that we will be required to close the purchase of the property upon completion of the development of the property. At the time of contracting and the payment of the earnest money deposit by us, the development company typically will not have acquired title to any real property. Typically, the development company will only have a contract to acquire land, a development agreement to develop a building on the land and an agreement with one or more tenants to lease all or part of the property upon its completion. We may enter into such a contract with the development company, even if at the time we enter into the contract, we have not yet raised sufficient proceeds in the Offering to enable us to close the purchase of such property. However, we may not be required to close a purchase from the development company, and may be entitled to a refund of our earnest money, in the following circumstances:

•	the development company fails to develop the property;

•	all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•	we are unable to raise sufficient proceeds from the Offering to pay the purchase price at closing.
The obligation of the development company to refund our earnest money will be unsecured, and we may not be able to obtain a refund of such earnest money deposit from it under these circumstances since the development company may be an entity without substantial assets or operations.
If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other investments.
Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on your investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs and real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and you may experience a lower return on your investment.
Our properties face competition that may affect tenants’ ability to pay rent, and the amount of rent paid to us may affect the cash available for distributions to you and the amount of distributions.
We typically acquire properties located in developed areas. Therefore, there are and will be numerous other retail properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in close proximity to our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions to you and the amount of distributions we pay.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are often more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to you. Any of the foregoing events may have an adverse effect on our operations.
If we set aside insufficient capital reserves, we may be required to defer necessary capital improvements.
If we do not have enough reserves for capital to supply needed funds for capital improvements throughout the life of the investment in a property and there is insufficient cash flow from operations, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws, ordiances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to you and may reduce the value of your investment.
We intend to invest primarily in properties historically used for corporate purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our potential properties may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our potential properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
Discovery of previously undetected environmentally hazardous conditions may adversely affect our operating results.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to you.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to you.
A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.
The existing U.S. accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (1) the lease transfers ownership of the property to the lessee by the end of the lease term; (2) the lease contains a bargain purchase option; (3) the non-cancellable lease term is more than 75% of the useful life of the asset; or (4) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.
Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting. Beginning in 2010, the FASB and IASB (collectively, the “Boards”) issued various exposure drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a right-of-use lease asset and lease liability would be recorded on the tenant’s balance sheet for certain lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater non-renewal risk, a delay in investing proceeds from the Offering, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.
On May 16, 2013, the Boards published revised Exposure Drafts, which were open for public comment through September 2013. During the comment period, the Boards undertook various outreach activities (for example, webcasts, fieldwork, roundtable meetings, etc.) to discuss the proposals with a wide range of interested parties. The Boards plan to consider all feedback; however, final standards are not expected to be issued until some time in 2015 and are expected to be effective no earlier than January 1, 2017.

Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We may not be able to acquire properties that comply with the Disabilities Act or allocate responsibilities for compliance on the seller or other third party, such as a tenant. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to you.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of your investment.
We have acquired real estate and other real estate-related investments by borrowing new funds. In addition, we have incurred mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in our next quarterly report, along with justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that from time to time during the period of the Offering we will request that our independent directors approve borrowings in excess of these limitations since we will then be in the initial phases of raising proceeds to acquire properties within our portfolio. We expect that during the period of the Offering, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to you and could result in a decline in the value of your investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flow is sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to you may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to qualify and maintain our qualification as a REIT. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to you will be adversely affected, which could result in us losing our REIT status and would result in a decrease in the value of your investment.

High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to you.
We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to you. Higher costs of capital also could negatively impact operating cash flows and returns on our investments.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to you.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR V Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to you.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to you.
We have financed some of our property acquisitions using interest-only mortgage indebtedness and may continue to do so. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.
Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on your investment.
To hedge against exchange rate and interest rate fluctuations, we have used, and may continue to use, derivative financial instruments that may be costly and ineffective and may reduce the overall returns on your investment.
We have used, and may continue to use, derivative financial instruments to hedge our exposure to changes in exchange rates and interest rates on loans secured by our assets and investments in CMBS. Derivative instruments may include interest rate swap contracts, interest rate caps or floor contracts, rate lock arrangements, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, market risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Market risk includes the adverse effect on the value of the financial instrument resulting from a change in interest rates. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to you will be adversely affected.
Risks Associated with Investments in Mortgage, Bridge and Mezzanine Loans and Real Estate-Related Securities
Investing in mortgage, bridge or mezzanine loans could adversely affect our return on our loan investments.
We may make or acquire mortgage, bridge or mezzanine loans, or participations in such loans, to the extent our advisor determines that it is advantageous for us to do so. However, if we make or invest in mortgage, bridge or mezzanine loans, we will be at risk of defaults on those loans caused by many conditions beyond our control, including local and other economic conditions affecting real estate values, interest rate changes, rezoning, and failure by the borrower to maintain the property. If there are defaults under these loans, we may not be able to repossess and sell quickly any properties securing such loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of any lawsuit brought in connection with the foreclosure if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the loan, which could reduce the value of our investment in the defaulted loan. In addition, investments in mezzanine loans involve a higher degree of risk than long-term senior mortgage loans secured by income-producing real property because the investment may become unsecured as a result of foreclosure on the underlying real property by the senior lender.
We may invest in various types of real estate-related securities.
Aside from investments in real estate, we are permitted to invest in real estate-related securities, including securities issued by other real estate companies, CMBS, mortgage, bridge, mezzanine or other loans and Section 1031 tenant-in-common interests, and we may invest in real estate-related securities of both publicly traded and private real estate companies. We are focused, however, on acquiring interests in retail and other income-producing properties. We may not have the expertise necessary to maximize the return on our investment in real estate-related securities. If our advisor determines that it is advantageous to us to make the types of investments in which our advisor or its affiliates do not have experience, our advisor intends to employ persons, engage consultants or partner with third parties that have, in our advisor’s opinion, the relevant expertise necessary to assist our advisor in evaluating, making and administering such investments.
Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.
Our investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein, including risks relating to rising interest rates.
Real estate-related securities are often unsecured and also may be subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (1) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities, (2) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities, (3) subordination to the prior claims of banks and other senior lenders to the issuer, (4) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (5) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (6) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic slowdown or downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans, the risks of the securitization process and dislocations in the mortgage-backed securities market in general.
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. CMBS are issued by investment banks, not financial institutions, and are not insured or guaranteed by the U.S. government.
CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.
The value of any CMBS in which we invest may be negatively impacted by any dislocation in the mortgage-backed securities market in general. Currently, the mortgage-backed securities market is suffering from a severe dislocation created by mortgage pools that include sub-prime mortgages secured by residential real estate. Sub-prime loans often have high interest rates and are often made to borrowers with credit scores that would not qualify them for prime conventional loans. In recent years, banks made a great number of the sub-prime residential mortgage loans with high interest rates, floating interest rates, interest rates that reset from time to time, and/or interest-only payment features that expire over time. These terms, coupled with rising interest rates, have caused an increasing number of homeowners to default on their mortgages. Purchasers of mortgage-backed securities collateralized by mortgage pools that include risky sub-prime residential mortgages have experienced severe losses as a result of the defaults and such losses have had a negative impact on the CMBS market.
Federal Income Tax Risks
Failure to qualify and maintain our qualification as a REIT for federal income tax purposes would adversely affect our operations and our ability to make distributions.
We have not yet elected to be taxed as a REIT, although we anticipate that we will so elect with respect to our 2014 taxable year. Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to qualify as a REIT would adversely affect the return on your investment.
Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re- characterization. Alternatively, such a recharacterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
You may have current tax liability on distributions you elect to reinvest in our common stock.
If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, you will be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause you to be subject to additional income tax liability. Unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability arising as a result of the distributions reinvested in our shares.
Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
Tax legislation enacted in 2003, amended in 2005, and extended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, generally reduced the maximum U.S. federal income tax rate for distributions payable by corporations to domestic stockholders that are individuals, trusts or estates to 15% prior to 2013. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20%.
Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the recipient, rather than the qualified dividend 15% or 20% preferential rate. Therefore, our distributions (other than capital gain dividends) will be taxed as ordinary income, not at the 15% or 20% preferential rate, to the extent they are from our current or accumulated earnings and profits, and may be subject to the 3.8% net investment income tax discussed further below. To the extent distributions exceed our current or accumulated earnings and profits, they will be treated first as a tax-free return of capital, reducing the tax basis in each U.S. stockholder’s shares (but not below zero). Any distributions in excess of a U.S. stockholder’s tax basis will be taxed as gain from the sale of shares. You should discuss the difference in treatment of REIT distributions and regular corporate distributions with your tax advisor.
If our operating partnership fails to maintain its status as a disregarded entity or partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to cause CCPT V OP, our operating partnership, to maintain its current status as an entity separate from us (a “disregarded entity”), or in the alternative, a partnership for federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a “regarded entity”) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CCPT V OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in us losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to you and the return on your investment.
In addition, if any of the partnerships or limited liability companies through which CCPT V OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, such partnership or limited liability company would be subject to taxation as a corporation, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCPT V OP’s underlying property owner also could threaten our ability to maintain REIT status.
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to you.

Legislative or regulatory action with respect to taxes could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our common stock. On March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act”). The Reconciliation Act requires certain stockholders who are U.S. citizens or resident aliens and certain estates and trusts to pay a 3.8% Medicare tax on, among other things, dividends on and capital gains from the sale or other disposition of shares, subject to certain exceptions. This additional tax applies broadly to essentially all dividends and all gains from dispositions of stock, including dividends from REITs and gain from dispositions of REIT stock, such as our stock.
Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect their taxation. Such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.
Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and an extension of that legislation by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. One of the changes effected by that legislation was a general reduction in the maximum tax rate on qualified dividends paid by corporations to individuals to 15.0% through 2012. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for 2013 and subsequent taxable years for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate is 20.0%. REIT distributions, however, generally do not constitute qualified dividends and consequently are not eligible for this reduced maximum tax rate. Therefore, our stockholders will pay federal income tax on our distributions (other than capital gain dividends or distributions which represent a return of capital for tax purposes) at the applicable “ordinary income” rate, the maximum of which is currently 39.6%. This tax on distributions would be imposed in addition to the 3.8% net investment income tax that would generally be applicable to recipients of our distributions. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to you, and we thus expect to avoid the “double taxation” to which other corporations are typically subject.
Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in our stockholders’ best interests.
Complying with the REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
To qualify and maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to pay distributions to our stockholders at disadvantageous times or when we do not have funds readily available for distribution. Complying with the REIT requirements may cause us to forego otherwise attractive opportunities. In addition, we may be required to liquidate otherwise attractive investments in order to comply with the REIT requirements. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax pursuant to the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”), on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure you that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.
Distributions to foreign investors may be treated as ordinary income distributions to the extent that they are made out of current or accumulated earnings and profits.
In general, foreign investors will be subject to regular U.S. federal income tax with respect to their investment in our stock if the income derived therefrom is “effectively connected” with the foreign investor’s conduct of a trade or business in the United States. A distribution to a foreign investor that is not attributable to gain realized by us from the sale or exchange of a “U.S. real property interest” within the meaning of FIRPTA, and that we do not designate as a capital gain dividend, will be treated as an ordinary income distribution to the extent that it is made out of current or accumulated earnings and profits (as determined for U.S. federal income tax purposes). Generally, any ordinary income distribution will be subject to a U.S. withholding tax equal to 30% of the gross amount of the distribution, unless this tax is reduced by the provisions of an applicable treaty.
Foreign investors may be subject to FIRPTA tax upon the payment of a capital gain distribution.
A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain distribution by us, which distribution is attributable to gain from sales or exchanges of U.S. real property interests. Additionally, capital gain distributions paid to foreign investors, if attributable to gain from sales or exchanges of U.S. real property interests, would not be exempt from FIRPTA and would be subject to FIRPTA tax.
We encourage foreign investors to consult their tax advisor to determine the tax consequences applicable to them.
For qualified accounts, if an investment in our common stock constitutes a prohibited transaction under the Employee Retirement Income Security Act (“ERISA”) or the Internal Revenue Code, it is possible that you may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if you intend to invest in our shares through pension or profit-sharing trusts or IRAs, you should consider additional factors.
If you are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, you should satisfy yourself that, among other things:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce unrelated business taxable income for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to (i) the imposition of civil and criminal penalties, (ii) equitable remedies, and (iii)the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
As of December 31, 2014, we owned 79 properties located in 26 states comprising approximately 1.9 million rentable square feet of commercial space, including square feet of buildings on land parcels subject to ground leases. As of December 31, 2014, 73 of the properties were freestanding, single-tenant retail properties and 6 of the properties were multi-tenant retail properties. As of December 31, 2014, 99% of our rentable square feet was leased, with a weighted average remaining lease term of 12.7 years. As of December 31, 2014, we had outstanding debt of $247.1 million, secured by certain properties in our portfolio and their related tenant leases on which the debt was placed.
Property Statistics
The following table shows the tenant diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2014:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Walgreens – drugstore	19	279,857	$6,554	24%
United Oil – convenience store	13	19,264	3,733	13%
Dollar General – discount store	16	145,132	1,351	5%
Academy Sports – sporting goods	2	133,863	1,311	5%
Bass Pro Shop – hobby, books and music	1	130,000	700	3%
Dick’s Sporting Goods – sporting goods	1	49,929	692	3%
Family Dollar – discount store	7	58,220	675	2%
Mattress Firm – home furnishings	4	18,495	633	2%
PetSmart – pet supplies	3	43,723	613	2%
Fresh Thyme Farmers Market – grocery	1	28,888	536	2%
Other	93	946,858	10,994	39%
	160	1,854,229	$27,792	100%

(1) Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant industry diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2014:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Drugstore	20	292,757	$6,937	25%
Convenience store	13	19,264	3,733	13%
Discount store	27	333,342	3,239	12%
Sporting goods	3	183,792	2,003	7%
Apparel	15	181,485	1,984	7%
Grocery	5	214,672	1,890	7%
Hobby, books and music	6	219,354	1,583	6%
Home furnishings	10	86,682	1,530	6%
Limited service restaurant	11	30,378	950	3%
Full service restaurant	9	43,695	770	3%
Other	41	248,808	3,173	11%
	160	1,854,229	$27,792	100%

(1) Includes square feet of buildings on land parcels subject to ground leases.
The following table shows the geographic diversification of our real estate portfolio, based on gross annualized rental revenue, as of December 31, 2014:

	Total		2014 Gross	Percentage of
	Number		Annualized	2014 Gross
	of	Rentable	Rental Revenue	Annualized
Location	Properties	Square Feet (1)	(in thousands)	Rental Revenue
Texas	7	239,463	$3,813	14%
California	13	19,264	3,733	13%
Louisiana	6	294,110	3,411	12%
Oklahoma	3	206,456	2,971	11%
Kentucky	2	188,047	2,586	9%
Indiana	8	230,516	2,513	9%
Illinois	3	139,610	1,209	4%
North Carolina	5	60,197	1,096	4%
Michigan	3	86,953	844	3%
Arkansas	3	35,454	839	3%
Other	26	367,646	4,777	18%
	79	1,867,716	$27,792	100%

(1) Includes square feet of buildings on land parcels subject to ground leases.
As of December 31, 2014, no single property’s gross annualized rental revenues accounted for 10% or more of our total gross annualized rental revenue.  In addition, no single property accounted for 10% or more of our total assets as of December 31, 2014.

Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our leases. Generally, the leases of the properties owned provide for initial terms of 10 to 20 years. As of December 31, 2014, the weighted average remaining lease term was 12.7 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. However, certain of the leases require us to maintain the roof and structure of the building. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $10,000 to $700,000 (average of $137,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real estate portfolio, as of December 31, 2014, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2014 Gross
	Total		Annualized	Percentage of
	Number	Leased	Rental Revenue	2014 Gross
	of Leases	Square Feet	Expiring	Annualized
Year of Lease Expiration	Expiring	Expiring (1)	(in thousands)	Rental Revenue
2015	4	21,800	$301	1%
2016	8	25,852	463	2%
2017	11	39,473	625	2%
2018	10	30,735	579	2%
2019	11	64,579	950	3%
2020	11	71,895	977	4%
2021	3	110,063	807	3%
2022	6	105,963	1,174	4%
2023	6	61,060	756	3%
2024	19	294,030	3,475	13%
Thereafter	71	1,028,779	17,685	63%
	160	1,854,229	$27,792	100%

(1) Includes square feet of buildings on land parcels subject to ground leases.
Credit Facility and Notes Payable Information
As of December 31, 2014, we had $247.1 million of debt outstanding, consisting of $158.5 million outstanding under our modified and secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”), $68.6 million in outstanding fixed rate mortgage loans (the “Fixed Rate Debt”), and $20.0 million outstanding under our modification agreement with Series C, an affiliate of CR V Advisors.
The Credit Facility provides borrowings of up to $300.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 70% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”). Under the Credit Facility as of December 31, 2014, $47.8 million was available for borrowing based on the underlying collateral pool of $206.3 million. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. Additionally, subject to meeting certain conditions described in the Credit Agreement, including obtaining Qualified Properties with an aggregate value of $500.0 million, the secured Credit Facility may be converted to an unsecured credit facility, at which time certain terms and conditions, including interest rates, will be adjusted as described in the Credit Agreement. The Credit Facility matures on April 25, 2017; however, we may elect to extend the maturity date for the Revolving Loans to April 25, 2019 subject to satisfying certain conditions described in the Credit Agreement.

The total debt outstanding has weighted average years to maturity of 3.0 years and weighted average interest rate of 3.1%. The aggregate balance of gross real estate assets, net of gross liabilities, securing the total debt outstanding was $17.5 million as of December 31, 2014, which excluded the assets that are part of the Credit Facility’s underlying collateral pool of $206.3 million. See Note 6 to our consolidated financial statements that are part of this Annual Report on Form 10-K for more information regarding the debt outstanding.
The Credit Agreement and Fixed Rate Debt contain customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements and dividend payout and REIT status requirements. The Credit Agreement also includes usual and customary events of default and remedies for facilities of this nature.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of March 25, 2015, we had approximately 7.3 million shares of common stock outstanding, held by a total of 3,873 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $25.00 per share in our primary offering and at a price of $23.75 per share pursuant to our DRIP. Additionally, we provide discounts in the Offering for certain categories of purchasers, including volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the per share estimated value of our common stock to those fiduciaries who request such reports. In addition, in order for FINRA members and their associated persons to participate in the offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $25.00 per share as of December 31, 2014. The basis for this valuation is the fact that the offering price for shares of our common stock in the primary portion of the Offering is $25.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $25.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We intend to continue to use the offering price to acquire a share in the primary portion of the Offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in the Offering, pursuant to FINRA rules. However, as required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in the Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in the Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.

Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present a portion consisting of at least the lesser of (1) 25% of the holder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500 to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.
During the term of the Offering, and until such time as our board of directors determines a reasonable estimate of the value of our shares, the redemption price per share (other than for shares purchased pursuant to our DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to our DRIP will be the amount paid for such shares. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.) Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time we are engaged in an offering of our shares, the per share price for shares purchased under our redemption program will always be equal to or lower than the applicable per share offering price.
After such time as our board of directors has determined a reasonable estimated value of our shares, the per share redemption price (other than for shares purchased pursuant to our DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the Estimated Share Value (defined below); after two years from the purchase date, 97.5% of the Estimated Share Value; and after three years from the purchase date, 100% of the Estimated Share Value. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the Estimated Share Value. (In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.) For purposes of establishing the redemption price per share, “Estimated Share Value” shall mean the most recently disclosed reasonable estimated value of our shares of common stock as determined by our board of directors, including a majority of our independent directors.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales subsequent to the establishment of the Estimated Share Value, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. In no event will the Estimated Share Value established for purposes of our share redemption program exceed the then-current estimated share value established for purposes of our DRIP.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the UCC search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, any limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death, during the term of the Offering and until such time as our board of directors determines a reasonable estimated value of our shares, will be redeemed at a purchase price equal to 100% of the amount actually paid for the shares. Shares redeemed in connection with a stockholder’s death, after such time as our board of directors has determined a reasonable estimated value of our shares, will be redeemed at a purchase price per share equal to 100% of the Estimated Share Value. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.

In the event that a stockholder requests a redemption of all of their shares, and such stockholder is participating in our DRIP, the stockholder will be deemed to have notified us, at the time they submit their redemption request, that such stockholder is terminating its participation in our DRIP, and has elected to receive future distributions in cash.  This election will continue in effect even if less than all of such stockholder’s shares are redeemed unless they notify us that they wish to resume their participation in our DRIP.
We will limit the number of shares redeemed pursuant to our share redemption program as follows: (1) we will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under our DRIP. In an effort to accommodate redemption requests throughout the calendar year, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under our DRIP; however, our management may waive these quarterly limitations in its sole discretion, subject to the 5% cap on the number of shares we may redeem during the respective trailing 12 month period. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any quarter, in which case quarterly redemptions will be made pro rata, except as described below. Our management also reserves the right, in its sole discretion at any time, and from time to time, to reject any request for redemption for any reason.
We will redeem our shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for us to repurchase the shares in the month following the end of that fiscal quarter. A stockholder may withdraw their request to have shares redeemed, but all such requests generally must be submitted prior to the last business day of the applicable fiscal quarter. Any redemption capacity that is not used as a result of the withdrawal or rejection of redemption requests may be used to satisfy the redemption requests of other stockholders received for that fiscal quarter, and such redemption payments may be made at a later time than when that quarter’s redemption payments are made.
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. (While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP were available. If sufficient proceeds from the sale of shares under our DRIP were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis.) We next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the date we sell all of the shares registered for sale under the DRIP Offering, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, or our merger with a listed company. The share redemption program will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.
The shares we redeem under our share redemption program are canceled and returned to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.

During the year ended December 31, 2014, we did not redeem any shares under our share redemption program. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We would fund such redemptions with proceeds from our DRIP. During the year ended December 31, 2014, we issued approximately 62,000 shares of common stock under our DRIP for proceeds of $1.5 million, which was recorded as redeemable common stock on the consolidated balance sheets.
Distributions
We intend to qualify and will make an election to be taxed as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. As a REIT, we intend to make distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares.  In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares.
The following table shows the character of the distributions we paid on a per share basis during the year ended December 31, 2014 (in thousands, except per share data):

	Total	Distributions Paid	Nontaxable Distributions	Ordinary Dividends
	Distributions Paid	per Common Share	per Common Share	per Common Share
2014	$2,696	$1.17	$0.80	$0.38
We did not pay any distributions during the year ended December 31, 2013 as we had not yet commenced principal operations.
Use of Public Offering Proceeds
On June 19, 2013, we sold 20,000 shares of common stock, at $10.00 per share. On July 11, 2013, pursuant to a Registration Statement on Form S-11 under the Securities Act (Registration No. 333-189891) and declared effective by the SEC on March 17, 2014, we commenced the Offering of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the initial public offering offers up to a maximum of approximately 100.0 million shares of our common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to approximately 20.0 million additional shares to be issued pursuant to the DRIP under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share (collectively, the “Offering”).
As of December 31, 2014, we had issued approximately 7.0 million shares of our common stock in the Offering for gross offering proceeds of $173.7 million before offering costs and selling commissions of $18.4 million, out of which we paid $14.9 million in selling commissions and dealer manager fees and $3.5 million in organization and offering costs to CR V Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $383.8 million in real estate and related assets and incurred acquisition costs of $12.0 million, including costs of $9.6 million in acquisition fees and expense reimbursements to CR V Advisors. As of March 25, 2015, we had received $182.1 million in gross offering proceeds through the issuance of approximately 7.3 million shares of our common stock in the Offering (including shares issued pursuant to the DRIP).

ITEM 6.	SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2014	2013
Balance Sheet Data:
Total investment in real estate assets, net	$386,329	$—
Cash and cash equivalents	$6,907	$200
Total assets	$396,911	$200
Credit facility and notes payable	$227,145	$—
Line of credit with affiliate	$20,000	$—
Due to affiliates	$1,952	$—
Acquired below market lease intangibles, net	$3,823	$—
Total liabilities	$257,119	$—
Stockholders’ equity	$138,321	$200
Operating Data:
Total revenue	$6,080	$—
General and administrative expenses	$1,173	$—
Property operating expenses	$392	$—
Advisory fees and expenses	$751	$—
Acquisition related expenses	$11,955	$—
Depreciation and amortization	$2,298	$—
Operating loss	$(10,489)	$—
Interest expense and other	$(1,628)	$—
Net loss	$(12,117)	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$(7,066)	$—
Net cash used in investing activities	$(339,830)	$—
Net cash provided by financing activities	$353,603	$200
Per Common Share Data:
Net loss - basic and diluted	$(5.27)	$—
Distributions declared per common share	$1.58	$—
Weighted average shares outstanding - basic and diluted	2,298,800	8,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the “Cautionary Note Regarding Forward-Looking Statements” section preceding Part I.
Overview
We were formed on December 12, 2012, and we intend to qualify and elect to be taxed as a REIT for federal income tax purposes. We commenced our principal operations on March 18, 2014, when we satisfied the conditions of our escrow agreement and issued approximately 110,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR V Advisors. As of December 31, 2014, we had issued approximately 7.0 million shares of our common stock in the Offering for gross offering proceeds of $173.7 million before offering costs and selling commissions of $18.4 million. For further discussion of the Offering, see “Item 1. Business” in this Annual Report on Form 10-K. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will continue to be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, ARCP acquired Cole pursuant to a transaction whereby Cole merged with and into Merger Sub, with Merger Sub surviving as a wholly-owned subsidiary of ARCP. ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital, as discussed in Note 1 to the consolidated financial statements in this Annual Report on Form 10-K.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 96% of our total revenue for the year ended December 31, 2014. As 99% of our rentable square feet was under lease as of December 31, 2014, with a weighted average remaining lease term of 12.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR V Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If CR V Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
As of December 31, 2014, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate and related assets net of gross intangible lease liabilities, was 64%. As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any new indebtedness used to acquire such properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumption, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.

Recent Market Conditions
Financial conditions surrounding the real-estate industry have been favorable amid low interest rates and increased lending from banks, insurance companies, and CMBS conduits.  The debt market remains sensitive to the macro environment, including Federal Reserve policy, which could tighten in the second half of 2015 as the unemployment rate continues to recede. We expect that financial conditions will remain favorable, as low inflation and increased interest by foreign investors targeting U.S. investments keep interest rates low. However, if financial conditions were to deteriorate, we may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including securitized debt, fixed rate loans, borrowings under the Amended Credit Facility, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.
Commercial real estate fundamentals continue to strengthen, as a moderate pace of job creation has supported gains in office absorption, retail sales and warehouse distribution.  Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values; however, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. As of December 31, 2014, 99% of our rentable square feet was under lease, and we expect that occupancy will remain high as the real estate recovery continues. However, if recent improvements in the economy reverse course, we may experience vacancies or be required to reduce rental rates on occupied space. If we do experience vacancies, CR V Advisors will actively seek to lease our vacant space; nevertheless, such space may be leased at lower rental rates and for shorter lease terms than our current leases provide.
Application of Critical Accounting Policies
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.
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
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of our real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, we assess the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, we will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2014.
When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by us as held for sale, we will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2014.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, we allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. We utilize independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). We obtain an independent appraisal for each real property acquisition. The information in the appraisal, along with any additional information available to our management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by our management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not we expect a tenant to execute a bargain renewal option, we evaluate economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, remaining lease term, the tenant mix of the leased property, our relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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

We have acquired, and may continue to acquire, certain properties subject to contingent consideration arrangements that may obligate us to pay additional consideration to the seller based on the outcome of future events. Additionally, we may acquire certain properties for which we fund certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to us or the seller or a combination thereof. Contingent consideration arrangements are based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, are recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, are reflected in the accompanying consolidated audited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management. The respective amounts recorded are carried at fair value with any changes in fair value included in net income.
We will estimate the fair value of assumed mortgage notes payable based upon indications of current market pricing for similar types of debt financing with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and any difference between such estimated fair value and the mortgage note’s outstanding principal balance will be amortized to interest expense over the term of the respective mortgage note payable.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of our purchase price, which could impact our results of operations.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. We defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
Income Taxes
We intend to elect to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. We will generally not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders, and so long as we, among other things, distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we or our subsidiaries may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. As we did not commence principal operations until March 18, 2014, comparative financial data is not presented for the years ended December 31, 2013 and 2012. Due to the volume of acquisitions during the year ended December 31, 2014, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of December 31, 2014.

Year Ended
December 31, 2014
Number of commercial properties	79
Approximate rentable square feet (1)	1.9 million
Percentage of rentable square feet leased	99%

(1) Includes square feet of the buildings on land parcels subject to ground leases.

The following table summarizes our real estate investment activity during the year ended December 31, 2014.

Year Ended
December 31, 2014
Commercial properties acquired	79
Approximate aggregate purchase price of acquired properties	$383.8 million
Approximate rentable square feet (1)	1.9 million

(1) Includes square feet of the buildings on land parcels subject to ground leases.
Year Ended December 31, 2014
Revenue. Revenue for the year ended December 31, 2014 totaled $6.1 million. Our revenue consisted primarily of rental and other property income of which $5.8 million related to the acquisition of 79 rental income-producing properties during the year ended December 31, 2014 (the “2014 Acquisitions”), accounting for 95.8% of total revenue. We also pay certain operating expenses subject to reimbursement by our tenants, which resulted in $256,000 in tenant reimbursement income during the year ended December 31, 2014.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2014 totaled $1.2 million, primarily consisting of unused Credit Facility fees, board of directors fees, advisor operating expense reimbursements, state income and franchise taxes, accounting fees, organization fees and legal fees.
Property Operating Expenses. Property operating expenses for the year ended December 31, 2014 totaled $392,000, primarily consisting of property taxes, repairs and maintenance and property related insurance.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses for the year ended December 31, 2014 totaled $751,000.
Acquisition-Related Expenses. Acquisition-related expenses for the year ended December 31, 2014 totaled $12.0 million, related to the 2014 Acquisitions.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $2.3 million for the year ended December 31, 2014 related to the 2014 Acquisitions.
Interest Expense. Interest expense for the year ended December 31, 2014 totaled $1.6 million, related primarily to interest incurred on our line of credit.
Uncertainties Relating to the Suspension of Selling Agreements by Broker-Dealers Participating in the Offering
ARCP became the indirect parent of our sponsor, our advisor, our dealer manager and our property manager as a result of the merger of Cole and ARCP on February 7, 2014. On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, our dealer manager was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with our dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with our dealer manager.
ARCP’s audit committee conducted an investigation with the assistance of independent advisors, Weil, Gotshal & Manges LLP and Ernst & Young LLP and in March 2015, ARCP announced the conclusions of the investigation and restated ARCP’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. ARCP also reported the remedial actions it has taken and is taking in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-traded REITs, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-traded REITs.
The suspension of selling agreements by broker-dealers participating in the Offering has had a negative impact on our ability to raise additional capital. ARCP has reported that, with the filing of its restated financial statements completed, it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in the Offering. If our sponsor’s efforts are not successful and broker-dealers do not reinstate their selling agreements with our dealer manager, or do not otherwise enter into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital in the Offering. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our current leverage profile. Additionally, this could impact the ability to obtain future financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
Portfolio Information
Real Estate Portfolio
As of December 31, 2014, we owned 79 properties located in 26 states, the gross rentable space of which was 99% leased with a weighted average lease term remaining of 12.7 years.
As of December 31, 2014, our five highest tenant concentrations based on annualized gross rental revenue, were as follows:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number	Leased	Rental Revenue	Annualized
Tenant	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Walgreens - drugstore	19	279,587	$6,554	24%
United Oil - convenience store	13	19,264	3,733	13%
Dollar General - discount store	16	145,132	1,351	5%
Academy Sports - sporting goods	2	133,863	1,311	5%
Bass Pro Shop - sporting goods	1	130,000	700	3%
	51	707,846	$13,649	50%

(1) Includes square feet of buildings on land parcels subject to ground leases.
As of December 31, 2014, our five highest tenant industry concentrations based on annualized gross rental revenue, were as follows:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number	Leased	Rental Revenue	Annualized
Industry	of Leases	Square Feet (1)	(in thousands)	Rental Revenue
Drugstore	20	292,757	$6,937	25%
Convenience store	13	19,264	3,733	13%
Discount store	27	333,342	3,239	12%
Sporting goods	3	183,792	2,003	7%
Apparel	15	181,485	1,984	7%
	78	1,010,640	$17,896	64%

(1) Includes square feet of buildings on land parcels subject to ground leases.

As of December 31, 2014, our five highest geographic concentrations based on annualized gross rental revenue, were as follows:

			2014 Gross	Percentage of
	Total		Annualized	2014 Gross
	Number of	Rentable	Rental Revenue	Annualized
Location	Properties	Square Feet (1)	(in thousands)	Rental Revenue
Texas	7	239,463	$3,813	14%
California	13	19,264	3,733	13%
Louisiana	6	294,110	3,411	12%
Oklahoma	3	206,456	2,971	11%
Kentucky	2	188,047	2,586	9%
	31	947,340	$16,514	59%

(1) Includes square feet of buildings on land parcels subject to ground leases.
For more information on diversification and statistics of our wholly-owned real estate assets, see “Item 2. Properties” above.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share (which equates to 6.30% on an annualized basis calculated at the current rate, assuming a $25.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on March 18, 2014 and ending on June 30, 2015.
During the year ended December 31, 2014, we paid distributions of $2.7 million, including $1.5 million through the issuance of shares pursuant to the DRIP. Net cash used in operating activities for the year ended December 31, 2014 was $7.1 million and reflected a reduction for real estate acquisition-related expenses incurred of $12.0 million, in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, proceeds from the issuance of common stock for the year ended December 31, 2014 are considered a source of our distributions to the extent that real estate acquisition-related expenses have reduced net cash flows from operating activities. As such, all of our 2014 distributions were funded from proceeds from our Offering. For the year ended December 31, 2013, no distributions were paid as we had not commenced principal operations.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of December 31, 2014, none of our stockholders were eligible to request redemptions of their shares as no stockholder had held their shares for at least one year. See Note 12 to the consolidated financial statements included in this Annual Report on Form 10-K for additional terms of the share redemption program.
See discussion in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program.”

Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of operating expenses and distributions, for the payment of principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to utilize funds from the Offering and proceeds from secured or unsecured financing to complete future property acquisitions.
As of December 31, 2014, we had cash and cash equivalents of $6.9 million and available borrowings of $47.8 million under the Credit Facility. Additionally, as of December 31, 2014, we had unencumbered properties with a gross book value of $295.5 million, including $294.7 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through net cash provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our expected future acquisitions. Operating cash flows are expected to increase as additional properties are added to our portfolio. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Assuming a maximum offering, we expect that approximately 87.6% of the money that stockholders invest (86.3% if we only raise the minimum offering or if no shares are sold pursuant shares are issued pursuant to the DRIP) will be used to purchase real estate or other real estate-related investments. The remaining approximately 12.4% (13.7% if we raise the minimum offering amount or if no shares are sold pursuant to the DRIP) will be used for working capital, and to pay costs of the offering, including selling commissions and the dealer management fee, and fees and expenses of our advisor in connections with acquiring properties. We have paid, and may continue to pay, distributions from proceeds raising in the offering in anticipation of future cash flows. Proceeds used to purchase real estate or other real estate-related investments include proceeds used to repay any indebtedness incurred in respect of such purchases.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate related investments and the payment of acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, borrowings on the Credit Facility and Series C Line of Credit, proceeds from secured or unsecured borrowings from banks and other lenders and net cash flows provided by operations.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of December 31, 2014, we had issued approximately 7.0 million shares of our common stock in the Offering, resulting in gross proceeds of $173.7 million.
As of December 31, 2014, we had $247.1 million of debt outstanding and the ratio of our debt to gross real estate and related assets, net of gross intangible lease liabilities, was 64%. See Note 6 to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.

Our contractual obligations as of December 31, 2014 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility (2)	$158,500	$—	$158,500	$—	$—
Interest payments - credit facility	8,706	3,756	4,950	—	—
Principal payments - fixed rate debt (3)	67,750	—	42,750	—	25,000
Interest payments - fixed rate debt	16,583	3,581	5,324	2,256	5,422
Principal payments - line of credit with affiliate (4)	20,000	—	20,000	—	—
Interest payments - line of credit with affiliate	650	472	178	—	—
Total	$272,189	$7,809	$231,702	$2,256	$30,422

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations under the Credit Facility are based on interest rates in effect as of December 31, 2014 of 2.37%.

(3)
Principal payment amounts reflect actual payments based on face amount of notes payable. As of December 31, 2014, the fair value adjustment, net of amortization, of mortgage notes assumed was $895,000.

(4)	Payment obligations under the Series C Loan are based on the interest rate in effect as of December 31, 2014 of 2.36%.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our future borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines, and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. We expect that from time to time during the period of this offering we will request that our independent directors approve borrowings in excess of these limitations since we will then be in the initial phases of raising offering proceeds to acquire properties within our portfolio.
Cash Flow Analysis
Operating Activities. During the year ended December 31, 2014, net cash used in operating activities was $7.1 million, primarily due to a net loss of $12.1 million, which resulted primarily from $12.0 million of acquisition costs for the 2014 Acquisitions, offset by adjustments for depreciation and amortization expenses totaling $2.6 million and a net increase in working capital accounts of $2.7 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $339.8 million for the year ended December 31, 2014, as a result of the acquisition of 79 commercial properties for an aggregate purchase price of $383.8 million.
Financing Activities. Net cash provided by financing activities was $353.6 million for the year ended December 31, 2014, primarily due to net proceeds from the issuance of common stock of $153.9 million in the Offering and net proceeds from the borrowing facilities and notes payable of $203.5 million.

Election as a REIT
We believe we will qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code beginning with the taxable year ending December 31, 2014, as we did not commence principal operations until March 18, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to qualify and maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. We expect there will be provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions may include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, we expect most of our leases will require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 9 to our consolidated financial statements in this Annual Report on Form 10-K for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 10 to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR V Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or directors of CCPT IV, CCIT II and/or Cole Income NAV Strategy, all of which are REITs distributed and managed by affiliates of CR V Advisors. As such, there are conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for ARCP or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR V Advisors and ARCP and these other real estate programs sponsored by Cole Capital could influence the advice to us. See “Item 1. Business — Conflicts of Interest” in this Annual Report on Form 10-K.
Subsequent Events
Certain events occurred subsequent to December 31, 2014 through the filing date of this Annual Report on Form 10-K. Refer to Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanations.

Impact of Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that will significantly impact our financial statements.
Off Balance Sheet Arrangements
As of December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the acquisition of our properties, we have obtained variable rate debt financing through borrowings under the Revolving Loans and therefore may be exposed to changes in LIBOR. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions, and may be exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. We have entered, and expect to continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of December 31, 2014, we had $178.5 million of variable rate debt and, therefore, we are exposed to interest rate changes in LIBOR. As of December 31, 2014, a change of 50 basis points in interest rates would result in a change in interest expense of $900,000 per year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2014.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2014 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2015 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1.    The list of the consolidated financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules -
Schedule III - Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b) See (a) 3 above.
(c) See (a) 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust V, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust V, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statement of operations for the year ended December 31, 2014, and the consolidated statements of stockholders’ equity and cash flows for each of the years ended December 31, 2014 and 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust V, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations for the year ended December 31, 2014, and their cash flows for each of the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 30, 2015

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate assets:
Land	$87,406	$—
Buildings and improvements, less accumulated depreciation of $1,563 and $0, respectively	257,384	—
Acquired intangible lease assets, less accumulated amortization of $823 and $0, respectively	41,539	—
Total investment in real estate assets, net	386,329	—
Cash and cash equivalents	6,907	200
Prepaid expenses and other assets	230	—
Due from affiliates	110	—
Rents and tenant receivables	982	—
Deferred financing costs, less accumulated amortization of $258 and $0, respectively	2,353	—
Total assets	$396,911	$200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$227,145	$—
Line of credit with affiliate	20,000	—
Accounts payable and accrued expenses	2,284	—
Due to affiliates	1,952	—
Acquired below market lease intangibles, less accumulated amortization of $47 and $0, respectively	3,823	—
Distributions payable	929	—
Deferred rental income	986	—
Total liabilities	257,119	—
Commitments and contingencies
Redeemable common stock	1,471	—
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 6,985,877 and 8,000 shares issued and outstanding, respectively	70	—
Capital in excess of par value	153,993	200
Accumulated distributions in excess of earnings	(15,742)	—
Total stockholders’ equity	138,321	200
Total liabilities and stockholders’ equity	$396,911	$200
The Company was formed on December 12, 2012 but did not commence principal operations until March 18, 2014. The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
 (in thousands, except share and per share amounts)

Year Ended
December 31, 2014
Revenues:
Rental and other property income	$5,824
Tenant reimbursement income	256
Total revenue	6,080
Expenses:
General and administrative expenses	1,173
Property operating expenses	392
Advisory fees and expenses	751
Acquisition-related expenses	11,955
Depreciation	1,563
Amortization	735
Total operating expenses	16,569
Operating loss	(10,489)
Other expense:
Interest expense	(1,628)
Net loss	$(12,117)
Weighted average number of common shares outstanding:
Basic and diluted	2,298,800
Net loss per common share:
Basic and diluted	$(5.27)
The Company was formed on December 12, 2012 but did not commence principal operations until March 18, 2014. The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2013	—	$—	$—	$—	$—
Issuance of common stock	8,000	—	200	—	200
Balance, December 31, 2013	8,000	—	200	—	200
Issuance of common stock	6,977,877	70	173,673	—	173,743
Distributions to investors	—	—	—	(3,625)	(3,625)
Commissions on stock sales and related dealer manager fees	—	—	(14,934)	—	(14,934)
Other offering costs	—	—	(3,475)	—	(3,475)
Changes in redeemable common stock	—	—	(1,471)	—	(1,471)
Net loss	—	—	—	(12,117)	(12,117)
Balance, December 31, 2014	6,985,877	$70	$153,993	$(15,742)	$138,321
The Company was formed on December 12, 2012 but did not commence principal operations until March 18, 2014. The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,117)	$—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,563	—
Amortization of intangible lease assets and below market lease intangible, net	776	—
Amortization of deferred financing costs	258	—
Amortization of fair value adjustments of notes payable assumed	(99)	—
Changes in assets and liabilities:
Rents and tenant receivables	(982)	—
Prepaid expenses and other assets	(230)	—
Accounts payable and accrued expenses	2,284	—
Deferred rental income and other liabilities	986	—
Due from affiliates	(110)	—
Due to affiliates	605	—
Net cash used in operating activities	(7,066)	—
Cash flows from investing activities:
Investment in real estate assets	(339,830)	—
Escrowed funds for acquisition of real estate investments	(5,905)	—
Release of escrowed funds for acquisition of real estate investments	5,905	—
Net cash used in investing activities	(339,830)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	172,272	200
Offering costs on issuance of common stock	(18,333)	—
Proceeds from credit facility and notes payable	186,153	—
Repayment of credit facility and notes payable	(2,653)	—
Proceeds from line of credit with affiliate	30,700	—
Repayment of line of credit with affiliate	(10,700)	—
Distributions to investors	(1,225)	—
Deferred financing costs paid	(2,611)	—
Net cash provided by financing activities	353,603	200
Net increase in cash and cash equivalents	6,707	200
Cash and cash equivalents, beginning of period	200	—
Cash and cash equivalents, end of period	$6,907	$200

The Company was formed on December 12, 2012 but did not commence principal operations until March 18, 2014. The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”, “we”, “our” or “us”) is a Maryland corporation that was formed on December 12, 2012, our date of inception, that intends to elect and qualify as a real estate investment trust (“REIT”) for federal income tax purposes. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership (“CCPT V OP”). We are externally managed by Cole REIT Advisors V, LLC, a Delaware limited liability company (“CR V Advisors”), which was, prior to the ARCP Merger (as defined below), indirectly owned by Cole Real Estate Investments, Inc. (“Cole”, formerly known as Cole Credit Property Trust III, Inc.) as a result of Cole acquiring Cole Holdings Corporation (“CHC”) on April 5, 2013 pursuant to a transaction whereby CHC merged with and into CREInvestments, LLC (“CREI”), a wholly-owned subsidiary of Cole. On February 7, 2014, American Realty Capital Properties, Inc. (“ARCP”) acquired Cole pursuant to a transaction whereby Cole merged with and into Clark Acquisition, LLC, a wholly owned subsidiary of ARCP (“Merger Sub”), with Merger Sub surviving as a wholly owned subsidiary of ARCP (the “ARCP Merger”). ARCP is a self-managed publicly traded Maryland corporation listed on The NASDAQ Global Select Market, focused on acquiring and owning single tenant freestanding commercial properties subject to net leases with high credit quality tenants. As a result of the ARCP Merger, ARCP indirectly owns and/or controls our external advisor, CR V Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital®, and such entities are expected to continue to serve in their respective capacities to the Company, as discussed in Note 10 to these consolidated financial statements in this Annual Report on Form 10-K.
Our sponsor, Cole Capital, which is comprised of a group of affiliated entities, including CR V Advisors, has sponsored various real estate investment programs. CR V Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR V Advisors has fiduciary obligations to us and our stockholders. Our charter provides that our independent directors are responsible for reviewing the performance of CR V Advisors and determining whether the compensation paid to CR V Advisors and its affiliates is reasonable. The advisory agreement with CR V Advisors is for a one- year term and is reconsidered on an annual basis by our board of directors.
Pursuant to a registration statement on Form S-11 under the Securities Act of 1933 Registration No. 333-189891 and declared effective by the SEC on March 17, 2014, we commenced our initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected a reverse stock split, whereby every two and one-half shares of our common stock issued and outstanding were combined into one share of our common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the initial public offering offers up to a maximum of approximately 100.0 million shares of its common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to approximately 20.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share (collectively, the “Offering”).
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to ARC Properties Operating Partnership, L.P. (“ARCP OP”), an affiliate of Cole Capital, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of December 31, 2014, the Company had issued approximately 7.0 million shares of its common stock in the Offering for gross offering proceeds of $173.7 million before offering costs and selling commissions of $18.4 million.
On October 29, 2014, ARCP announced that, as a result of preliminary findings of an independent investigation being conducted by its audit committee, certain of ARCP’s financial statements should no longer be relied upon. Subsequently, the dealer manager for the Offering was advised by several of the broker-dealers participating in the Offering that they would suspend their selling dealer agreements with the dealer manager, and by certain prospective broker-dealers that, for a period of time, they would suspend their initial review of the Offering prior to entering into a selling dealer agreement with the dealer manager. As of March 25, 2015, the Company had received $182.1 million in gross offering proceeds through the issuance of approximately 7.3 million shares of common stock in the Offering (including shares issued pursuant to the DRIP).
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company uses the term “core” to describe existing properties currently operating and

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

generating income that are leased to national and regional creditworthy tenants under long-term net leases and are strategically located. The Company’s retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that its retail properties will typically be subject to long-term triple net or double net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of December 31, 2014, the Company owned 79 properties, comprising 1.9 million rentable square feet of commercial space located in 26 states. As of December 31, 2014, the rentable space at these properties was 99% leased.
Effective as of December 12, 2014, Nicholas S. Schorsch resigned as a director, the chairman of the board of directors of the Company (the “Board”), the chief executive officer and the president of the Company. In addition, effective as of December 12, 2014, Mr. Schorsch resigned as the chief executive officer of CR V Advisors, as the executive chairman of ARCP and as director of CCC. Effective December 24, 2014, Michael T. Ezzell was appointed as a director, the chief executive officer and the president of the Company by the Board. Effective September 5, 2014, Simon J. Misselbrook was appointed chief financial officer and treasurer of the Company by the Board, and effective March 25, 2014, Christine T. Brown was appointed principal accounting officer of the Company by the Board.
An affiliate of ARCP entered into a definitive agreement (the “RCAP Agreement”), dated as of September 30, 2014, with RCS Capital Corporation (“RCAP”) pursuant to which RCAP would have acquired Cole Capital. The acquisition would have included CR V Advisors and CCC. Additionally, the parties entered into a strategic arrangement by which an indirect wholly-owned subsidiary of ARCP would have acted as sub-advisor to the non-traded REITs sponsored by Cole Capital (the “Managed Funds”), including the Company, and would have acquired property and managed real estate assets for the Managed Funds.
On November 3, 2014, RCAP publicly announced that it had notified ARCP of its purported termination of the RCAP Agreement. On November 11, 2014, ARCP filed a complaint in the Court of Chancery of the State of Delaware against RCAP alleging that RCAP’s attempt to terminate the RCAP Agreement constituted a breach of the RCAP Agreement and seeking, among other things, specific performance of the RCAP Agreement or, in the alternative, money damages. On December 4, 2014, ARCP announced that it had entered into a settlement agreement with RCAP that resolved the dispute over RCAP’s attempt to terminate the RCAP Agreement. ARCP received $60.0 million in the settlement.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Consolidated results of operations for the year ended December 31, 2013 and for the period from December 12, 2012 (Date of Inception) to December 31, 2012 have not been presented because the Company had not begun its principal operations and had no revenue or expenses during those periods.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2014.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying condensed consolidated statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
Rents and Tenant Receivables
Rents and tenant receivables primarily include amounts to be collected in future periods related to the recognition of rental income on a straight-line basis over the lease term and cost recoveries due from tenants. The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy, if any, are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income or loss is directly affected by management’s estimate of the collectability of accounts receivable. The Company records allowances for those balances that the Company deems to be uncollectible, including any amounts relating to straight-line rent receivables. As of December 31, 2014, no balances were deemed uncollectible and no allowance was recorded.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement, which approximates the effective interest method. If a note payable is prepaid, any unamortized deferred financing costs related to the note payable would be expensed. Amortization of deferred financing costs was $258,000 for the year ended December 31, 2014 and was included in interest expense in the consolidated statement of operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due from Affiliates
As of December 31, 2014, $110,000 was due from CR V Advisors and its affiliates primarily related to amounts paid by the Company on dead deals which are reimbursable by the advisor. As of December 31, 2013, there was no amount due from CR V Advisors and its affiliates.
Prepaid Expenses
Prepaid expenses will include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. Any amounts with no future economic benefit will be charged to earnings when identified.
Concentration of Credit Risk
As of December 31, 2014, we had cash on deposit, including restricted cash, at one financial institution, in which we had deposits in excess of federally insured levels totaling $6.7 million; however, we have not experienced any losses in such accounts. We limit significant cash deposits to accounts held by financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on its cash deposits.
As of December 31, 2014, two tenants accounted for greater than 10% of our 2014 gross annualized rental revenue: Walgreens (24%) and United Oil (13%). We had certain geographic concentrations in its property holdings. In particular, as of December 31, 2014, seven of our properties were located in Texas, 13 were located in California, six were located in Louisiana, and three were located in Oklahoma, which accounted for 14%, 13%, 12%, and 11%, respectively, of our 2014 gross annualized rental revenues. In addition, we had tenants in the drugstore, convenience store, and discount store industries, which comprised 25%, 13%, and 12%, respectively, of our 2014 gross annualized rental revenues.
Offering and Related Costs
CR V Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of aggregate gross proceeds from the Offering. As of December 31, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of aggregate gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions and dealer manager fees in the period in which they become payable.
Due to Affiliates
Certain affiliates of CR V Advisors received, and will continue to receive fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company.
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
Interest
Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2014 and 2013.
Distributions Payable and Distribution Policy
In order to qualify and maintain its status as a REIT, the Company is required to, among other things, make distributions each taxable year equal to at least 90% of its taxable income (computed without regard to the dividends paid deduction and

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company’s board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share (which equates to 6.30% on an annualized basis calculated at the current rate, assuming a $25.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on March 19, 2014 and ending on June 30, 2015. As of December 31, 2014, the Company had distributions payable of $929,000.
Stockholders’ Equity
As of December 31, 2014 and 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On February 15, 2013, the Company sold 100 shares of common stock, at $10.00 per share, to a predecessor of CREI, and on June 19, 2013, the Company sold 19,900 shares of common stock, at $10.00 per share, to CREI, each of which was formerly the indirect owner of CR V Advisors and CCC. Subsequent to December 31, 2013, the ownership of such shares was transferred to ARCP OP. In addition, the shares issued and outstanding, as well as the dollar amount of common stock and capital in excess of par value, as of December 31, 2013 have been retroactively adjusted to reflect the Reverse Stock Split. Pursuant to the Company’s charter, ARCP OP is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP OP may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor. The Company’s board of directors may amend the Company’s charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that the Company has authority to issue without obtaining stockholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.
Reportable Segment
The Company invests in income-producing necessity retail properties that are single-tenant or multi-tenant “power centers,” which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States and U.S. protectorates. The commercial properties are geographically diversified and have similar economic characteristics. The Company evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
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
Earnings (Loss) Per Share
Earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period presented. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the year ended December 31, 2014.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
In April 2014, the U.S. Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the reporting requirements for discontinued operations by updating the definition of a discontinued operation to be a component of an entity that represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, resulting in fewer disposals that qualify for discontinued operations reporting; yet, the pronouncement also requires expanded disclosures for discontinued operations. The adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements because the Company did not have any discontinued operations.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company does not believe ASU 2014-09, when effective, will have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early application permitted. The Company does not believe ASU 2014-15, when effective, will have a material impact on the Company’s consolidated financial statements because the Company currently does not have any conditions that give rise to substantial doubt about its ability to continue as a going concern.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise its documentation regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company does not believe ASU 2015-02, when effective, will have a material impact on the Company’s financial statements.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Cash and cash equivalents – The Company considers the carrying values of these financial assets to approximate fair value because of the short period of time between their origination and their expected realization. These financial assets are considered Level 1.
Credit facility, notes payable and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of December 31, 2014, the estimated fair value of the Company’s debt was $249.7 million compared to the carrying value of $247.1 million. The Company had no debt outstanding as of December 31, 2013. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of December 31, 2014, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired 79 commercial properties for an aggregate purchase price of $383.8 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation (in thousands):

December 31, 2014
Land	$87,406
Building and improvements	258,912
Acquired in-place leases	36,433
Acquired above market leases	5,929
Acquired below market leases	(3,870)
Fair value adjustment of assumed notes payable	(994)
Total purchase price	$383,816
The Company recorded revenue for the year ended December 31, 2014 of $6.1 million and a net loss for the year ended December 31, 2014 of $12.1 million related to the 2014 Acquisitions. In addition, the Company recorded $12.0 million of acquisition-related expenses for the year ended December 31, 2014.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the year ended December 31, 2014 (in thousands):

Period from March 18, 2014 to
December 31, 2014
Pro forma basis (unaudited):
Revenue	$34,477
Net income (loss)	$9,141
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Escrowed Funds for Acquisition of Real Estate Investment
During the year ended December 31, 2014, the Company agreed to purchase a portfolio of properties leased by Arpo, LLC, which includes 14 properties, pursuant to a purchase and sale agreement. During the year ended December 31, 2014, the Company funded all 14 properties, of which the acquisition of 13 of the properties closed. The last property in the portfolio did not close, and the agreement to purchase this property for $5.9 million was terminated. As of December 31, 2014, $5.9 million had been refunded to the company from escrowed funds for acquisition of real estate investment.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life amounts):

As of December 31,
2014
In-place leases, net of accumulated amortization of $735
(with a weighted average life remaining of 12.9 years)	$35,698
Acquired above market leases, net of accumulated amortization of $88
(with a weighted average life remaining of 13.6 years)	5,841
$41,539
Amortization expense related to the in place lease assets for the year ended December 31, 2014 was $735,000. Amortization expense related to the acquired above market lease assets for the year ended December 31, 2014 was $88,000 and was recorded as a reduction to rental and other property income in the consolidated statements of operations.
Estimated amortization expense related to the intangible lease assets as of December 31, 2014 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above Market Leases
2015	$3,610	$556
2016	$3,388	$552
2017	$3,244	$529
2018	$3,109	$500
2019	$2,972	$470
NOTE 6 — CREDIT FACILITY AND LINE OF CREDIT WITH AFFILIATE
As of December 31, 2014, the Company had $247.1 million of debt outstanding, with a weighted average years to maturity of 3.0 years and weighted average interest rate of 3.1%. The following table summarizes the debt balances as of December 31, 2014 and 2013, and the debt activity for the year ended December 31, 2014 (in thousands):

	Balance as of	During The Year Ended December 31, 2014			Balance as of
	December 31, 2013	Debt Issuance	Repayments	Other(1)	December 31, 2014
Credit facility	$—	$161,153	$(2,653)	—	$158,500
Fixed rate debt	—	67,750	—	895	68,645
Line of credit with affiliate	—	30,700	(10,700)	—	20,000
Total	$—	$259,603	$(13,353)	$895	$247,145
(1) Represents fair value adjustment of an assumed mortgage note payable, net of accretion.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has a modified and secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent, and Bank of America, N.A. and Capital One, N.A., as new lenders, which allows the Company to borrow up to $300.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 70% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”). As of December 31, 2014, the Company had $158.5 million of debt outstanding under its secured revolving credit facility with JPMorgan Chase. Under the Credit Facility as of December 31, 2014, $47.8 million was available for borrowing based on the underlying collateral pool of $206.3 million. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. Additionally, subject to meeting certain conditions described in the Credit Agreement, including obtaining Qualified Properties with an aggregate value of $500.0 million, the secured Credit Facility may be converted to an unsecured credit facility, at which time certain terms and conditions, including interest rates, will be adjusted as described in the Credit Agreement. The Credit Facility matures on April 25, 2017; however, the Company may elect to extend the maturity dated of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Credit Agreement.
The Revolving Loans will bear interest at rates depending upon the type of loan specified by the Company. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. As of December 31, 2014, the Revolving Loans had an interest rate of 2.37%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth of at least $130.1 million as of December 31, 2014, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of December 31, 2014.
Additionally, during the year ended December 31, 2014, in connection with certain property acquisitions with an aggregate purchase price of $52.5 million, the Company assumed two mortgage loan agreements from the sellers, both with Capmark Bank, a Utah Industrial Bank, in the aggregate principal amount of $42.8 million. The loans each bear interest at a fixed rate of 5.66% per annum with interest payments due monthly. The principal amount will be due April 1, 2017, the maturity date. The loans are non-recourse to the Company, but the Company is liable for customary non-recourse carve-outs. The loans contain customary financial, affirmative and negative covenants and other customary events of default.
In connection with the acquisition of a Walgreens Portfolio, on November 26, 2014, the Company’s operating partnership, through certain of its wholly-owned subsidiaries, entered into a mortgage loan agreement with Ladder Capital Finance LLC (the Walgreens Lender), in the aggregate principal amount of $25.0 million (the “Ladder Loan”). The Ladder Loan is collateralized by the six single-tenant commercial properties of the Walgreens Portfolio, which were purchased for an aggregate collective purchase price of approximately $35.8 million, exclusive of closing costs. The Ladder Loan bears interest at a fixed rate of 4.45% per annum with interest payments due monthly. The principal amount will be due December 6, 2024, the maturity date. The Company generally does not have the right to prepay the Ladder Loan in whole, or in part, prior to October 6, 2024. There is no prepayment penalty due if the Company elects to prepay the Ladder Loan in whole on or after October 6, 2024. The Ladder Loan is non-recourse to the Company and its subsidiaries, but they are each liable for customary non-recourse carve-outs. The Ladder Loan contains customary financial, affirmative and negative covenants and other customary events of default. Upon the occurrence of an event of default, interest on the Ladder Loan will accrue at an annual default interest rate equal to the lesser of 9.45% per annum or the highest rate permitted by the applicable law governing the Ladder Loan and any outstanding principal and interest would be payable on the demand of the Walgreens Lender.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2014, the Company entered into a modification agreement with Series C, LLC (“Series C”), an affiliate of CR V Advisors, in order to increase the maximum principal amount and extend the maturity date of the Company’s original subordinate revolving line of credit to $60.0 million (the “Series C Loan”). The Series C Loan bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on March 17, 2016. The Series C Loan had an interest rate of 2.36% as of December 31, 2014. In the event the Series C Loan is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of December 31, 2014, the Company had $20.0 million of debt outstanding and $40.0 million available for borrowing under the Series C Loan.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2014 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2015	$—
2016	20,000
2017	201,250
2018	—
2019	—
Thereafter	25,000
Total	$246,250
NOTE 7 — ACQUIRED BELOW MARKET LEASE INTANGIBLES
Acquired below market lease intangibles consisted of the following (in thousands, except weighted average life amounts):

As of December 31,
2014
Acquired below market leases, net of accumulated amortization of $47
(with a weighted average life remaining of 8.6 years)	$3,823
Amortization of the intangible lease liabilities during the year ended December 31, 2014 was $47,000 and was recorded as an addition to rental and other property income in the consolidated statement of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2014 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below Market Leases
2015	$480
2016	$443
2017	$434
2018	$428
2019	$389

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the year ended December 31, 2014 are as follows (in thousands):

Year Ended
December 31, 2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$43,744
Common stock issued through distribution reinvestment plan	$1,471
Escrow deposits due to affiliate on acquired real estate assets	$1,271
Distributions declared and unpaid	$929
Accrued dealer manager fee and other offering costs	$76
Supplemental Cash Flow Disclosures:
Interest paid	$1,265
NOTE 9 — COMMITMENTS AND CONTINGENCIES
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
NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of December 31, 2014, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the period indicated (in thousands):

Year Ended
December 31, 2014
Offering:
Selling commissions	$11,532
Selling commissions reallowed by CCC	$11,532
Dealer manager fees	$3,402
Dealer manager fees reallowed by CCC	$1,793
Other organization and offering expenses	$3,475
As of December 31, 2014, $76,000 had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the offering stage. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any selling commissions, dealer manager fees or expense reimbursements in connection with the offering and recorded in the balance sheet as due to affiliates during the year ended December 31, 2013.
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
The Company reimburses CR V Advisors, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period.
The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the period indicated (in thousands):

Year Ended
December 31, 2014
Acquisition and Operations:
Acquisition fees and expenses	$9,631
Advisory fees and expenses	$751
Operating expenses	$344

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014, $1.9 million had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the Company’s acquisitions and was a liability to the Company. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any fees or expense reimbursements in connection with the acquisitions and operations and recorded in the balance sheet as due to affiliates during the year ended December 31, 2013. During the year ended December 31, 2014, CR V Advisors permanently waived its rights to expense reimbursements totaling approximately $773,000, and thus the Company is not responsible for this amount.
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
In addition, the Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceed (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
During each of the years ended December 31, 2014 and 2013, no commissions or fees were recorded for any services provided by CR V Advisors and its affiliates in connection with the liquidation/listing stage.
Due to Affiliates
As of December 31, 2014, approximately $2.0 million had been incurred primarily for advisory, operating and acquisition-related expenses by CR V Advisors or its affiliates, but had not yet been reimbursed by the Company, and was included in due to affiliates in the consolidated balance sheets.
Transactions
In connection with the real estate assets acquired from Series C during the year ended December 31, 2014, the Company entered into the Series C Loan. Refer to Note 6 for the terms of the Series C Loan. As of December 31, 2014, the Company had $20.0 million outstanding under the Series C Loan. The Company incurred $131,000 of interest due to an affiliate of CR V Advisors related to the Series C Loan during the year ended December 31, 2014. During the year ended December 31, 2013, the Company did not enter into any loan agreements with affiliates of the CR V Advisors.
NOTE 11 — ECONOMIC DEPENDENCY
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2014 and 2013, the Company was authorized to issue 490.0 million shares of common stock and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On June 19, 2013, the Company sold 20,000 shares of common stock, at $10.00 per share, to CREI Investments, LLC and its predecessor. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining shareholder approval. Effective as of February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of its common stock issued and outstanding were combined into one share of common stock, resulting in 8,000 shares of our common stock issued and outstanding. On February 7, 2014, the ownership of such shares was transferred to ARCP. Pursuant to the Company’s charter, ARCP is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that ARCP may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. The purchase price per share under the DRIP is $23.75 per share. The Company’s board of directors may terminate or amend the DRIP at the Company’s discretion at any time upon ten days prior written notice to the stockholders. During the year ended December 31, 2014, approximately 62,000 shares were purchased under the DRIP for approximately $1.5 million, which were recorded as redeemable common stock on the consolidated balance sheets. There were no shares purchased under the DRIP during the year ended December 31, 2013.
Share Redemption Program
The Company’s share redemption program permits its stockholders to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The share redemption program provides that the Company will redeem shares of its common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. The Company will limit the number of shares redeemed pursuant to the share redemption program as follows: (1) the Company will not redeem in excess of 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid; and (2) funding for the redemption of shares will be limited to the net proceeds the Company receives from the sale of shares under the DRIP. In an effort to accommodate redemption requests throughout the calendar year, the Company intends to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds the Company receives from the sale of shares in the respective quarter under the DRIP.
During the term of the Offering, and until such time as the board of directors determines a reasonable estimate of the value of the Company’s shares, the redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the price paid for the shares and the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the amount paid for each share; after two years from the purchase date, 97.5% of the amount paid for each share; and after three years from the purchase date, 100% of the amount paid for each share. During this time period, the redemption price for shares purchased pursuant to the DRIP will be the amount paid for such shares (in each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock). Accordingly, the redemption price will reflect a stockholder’s reduced purchase price if such stockholder received discounted or waived selling commissions and/or a waived dealer manager fee. At any time the Company is engaged in an offering of shares, the per share price for shares purchased under the redemption program will always be equal to or lower than the applicable per share offering price.
Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 250 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, the unsatisfied portion of the prior redemption request

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Company’s board of directors may amend, suspend or terminate the share redemption program at any time upon 30 days notice to the stockholders. The Company did not redeem any shares during the year ended December 31, 2014.
NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions the Company paid on a percentage basis for the year ended December 31, 2014:

Year Ended
Character of Distributions (Unaudited):	December 31, 2014
Ordinary dividends	32%
Nontaxable distributions	68%
Total	100%
As of December 31, 2014, the tax basis carrying value of the Company’s land and depreciable real estate assets was $383.1 million. During the year ended December 31, 2014, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the year ended December 31, 2014, the Company incurred state and local income and franchise taxes of $96,000, which were recorded in general and administrative expenses in the consolidated statement of operations.
The Company had no unrecognized tax benefits as of or during the year ended December 31, 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statement of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 14 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the leases had a weighted-average remaining term of 12.7 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2014, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2015	$27,708
2016	27,389
2017	26,818
2018	26,157
2019	25,335
Thereafter	219,581
Total	$352,988

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$6	$85	$739	$5,250
Acquisition-related expenses	$159	$829	$5,047	$5,920
Operating loss	$(183)	$(953)	$(5,224)	$(4,129)
Net loss	$(183)	$(986)	$(5,308)	$(5,640)
Basic and diluted net loss per common share (1)	$(0.08)	$(0.43)	$(2.31)	$(2.45)
Distributions declared per common share	$0.25	$0.39	$0.40	$0.40

(1) Based on the weighted average number of shares outstanding as of December 31, 2014.
NOTE 16 — SUBSEQUENT EVENTS
Status of the Offering
As of March 25, 2015, the Company had received $182.1 million in gross offering proceeds through the issuance of approximately 7.3 million shares of common stock in the Offering (including shares issued pursuant to the DRIP).
Credit Facility
As of March 25, 2015, the Company had $202.0 million outstanding under the Credit Facility.
Investment in Real Estate Assets
Subsequent to December 31, 2014 through March 25, 2015, the Company acquired 24 commercial real estate properties for an aggregate purchase price of $48.0 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. Acquisition-related expenses totaling $1.2 million were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 in these consolidated financial statements for these properties.
Departure and Election of Directors and Officers
On March 6, 2015, Elizabeth K. Tuppeny and Abby M. Wenzel resigned from the Board effective as of such date. Neither resignation was the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
On March 12, 2015, the Board appointed Marcus E. Bromley as a director of the Company, filling one of the vacancies created by the resignations of Ms. Tuppeny and Ms. Wenzel. The Board has determined that Mr. Bromley is an independent director. On March 25, 2015, the Board appointed Mr. Bromley as a member and chairman of the audit committee of the Board.
Marcus E. Bromley, age 65, has served as an independent director since March 12, 2015. Mr. Bromley served as a member of the board of directors of Cole Corporate Income Trust, Inc. (“CCIT”) and as a member of its audit committee from January 2011 until January 2015 when that company merged with Select Income REIT. From May 2005 until its merger with Spirit Realty Capital, Inc. in July 2013, Mr. Bromley served as a member of the board of directors of Cole Credit Property Trust II, Inc. and also served as the chairman of that company’s audit committee. He also served as a member of its audit committee from December 2008 until May 2012. From 1993 through 2005, Mr. Bromley served as a member of the board of trustees of Gables Residential Trust, a $3.0 billion multi-family residential REIT with operations in Texas, Georgia, South Florida, Washington, D.C. and Southern California that was listed on the New York Stock Exchange prior to its sale in 2005. From December 1993 until June 2000, Mr. Bromley was a division partner of Trammell Crow Residential from 1982 until 1993. Mr. Bromley also serves on the board of directors of SG Partners, a multifamily residential company headquartered in Atlanta, Georgia, and on the advisory board of Nancy Creek Capital, an Atlanta-based private equity firm. Mr. Bromley holds a B.S. in

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Economics from Washington & Lee University and an M.B.A. from the University of North Carolina. The Board selected Mr. Bromley to serve as a director of the Company because of Mr. Bromley’s experience as the chief executive officer of a public real estate company, his general knowledge of the real estate industry and his financing experience, all of which are expected to bring valuable insight to the board of directors and potential resources to the Company.
The appointment of Mr. Bromley as a director was not made pursuant to any arrangement or understanding between Mr. Bromley and any other person. Mr. Bromley has not had any direct or indirect material interest in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. Bromley will serve as a director until the next annual stockholders’ meeting and until his successor is duly elected and qualifies, or until his resignation, removal or inability to serve.
On March 27, 2015, the Board appointed Robert A. Gary, IV to the Company’s Board, effective as of April 1, 2015, filling the remaining vacancy caused by the resignation of previous board members.
Robert A. Gary, IV, age 61, is a Founding Partner of Keiter, PC, Certified Public Accountants and Consultants which he co-founded in 1978. Mr. Gary has more than 37 years of experience in public accounting, providing accounting, tax, and consulting services to business organizations and individuals.  His accounting practice focuses on general business consulting, real estate construction, development and management, employee benefits, executive compensation, estate planning and administration. Mr. Gary provides insights and opportunities to clients in a variety of industries, including real estate, estates, trusts and foundations, private venture capital investors, manufacturing, distribution, and professional services.  He previously served as an independent director of Landmark Apartment Trust, Inc. (formerly Grubb & Ellis Apartment REIT Inc.) from December 2005 until May 2014, and of Cornerstone Realty Income Trust from 2003 until its 2005 merger with Colonial Property.  While serving on the boards of both Landmark and Cornerstone, Mr. Gary also served as the chairperson and financial expert for each company’s audit committee.  He received a B.S. in Accounting from Wake Forest University and an M.B.A. from the University of Virginia’s Darden School. Mr. Gary is a Certified Public Accountant, a Certified Information Technology Professional, a Chartered Global Management Accountant, and a member of the American Institute of Certified Public Accountants and the Virginia Society of Certified Public Accountants.
The appointment of Mr. Gary as a director was not made pursuant to any arrangement or understanding between Mr. Gary and any other person. Mr. Gary has not had any direct or indirect material interest in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. Gary will serve as a director until the next annual stockholders’ meeting and until his successor is duly elected and qualifies, or until his earlier resignation, removal or inability to serve.
Officer Appointment
Effective as of March 25, 2015, the Board appointed Christine T. Brown principal accounting officer of the Company, replacing Simon J. Misselbrook as principal accounting officer of the Company. Mr. Misselbrook remains the chief financial officer, treasurer and principal financial officer of the Company.

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
Aaron Rents:
Arkadelphia, AR		$125	$748	$—	$873	$1	12/12/2014	2014
Academy Sports:
Cartersville, GA	(f)	1,384	7,427	—	8,811	108	11/5/2014	2014
Advance Auto:
Fairmont, NC	(f)	56	949	—	1,005	19	3/18/2014	2014
Bass Pro Shop:
Portage, IN	(f)	1,400	4,044	—	5,444	23	10/22/2014	2004
Blankenbraker Plaza:
Louisville, KY	(f)	3,557	11,430	—	14,987	64	10/23/2014	1999
Brynwood Sqaure:
Rockford, IL	(f)	1,194	10,515	—	11,709	78	10/23/2014	1983
Burger King:
Yukon, OK	(f)	519	587	—	1,106	4	9/30/2014	2000
Burlington Coat Factory:
Bangor, ME	(f)	1,124	3,890	—	5,014	5	12/22/2014	2001
CVS:
Riverton, NJ	(f)	699	4,657	—	5,356	66	6/30/2014	2007
Dollar General:
Braham, MN	(f)	66	906	—	972	5	10/24/2014	2014
Clarion, IA	(f)	128	860	—	988	5	10/24/2014	2014
Collinsville, AL	(f)	139	870	—	1,009	3	11/20/2014	2014
Elmwood, IL	(f)	154	808	—	962	6	9/3/2014	2014
Huntington, WV	(f)	278	989	—	1,267	7	9/29/2014	2014
Junction City, OH	(f)	68	823	—	891	6	9/25/2014	2014
Logansport, IN	(f)	69	942	—	1,011	20	3/31/2014	2014
Moundridge, KS	(f)	190	668	—	858	15	3/18/2014	2014
Oneonta, AL	(f)	93	917	—	1,010	3	11/20/2014	2014
Pipestone, MN	(f)	130	891	—	1,021	7	9/19/2014	2014
Selma, AL	(f)	146	903	—	1,049	3	11/4/2014	2014
Shorter, AL	(f)	91	935	—	1,026	3	11/20/2014	2014
Virden, IL	(f)	65	1,111	—	1,176	4	11/14/2014	2014
Wakarusa, IN	(f)	161	1,038	—	1,199	8	9/3/2014	2014
Willard, MO	(f)	258	904	—	1,162	3	11/14/2014	2014
Wolcottville, IN	(f)	151	910	—	1,061	7	9/3/2014	2014
Family Dollar:
Hobbs, NM	(f)	350	782	—	1,132	1	12/19/2014	2014
Morgan, UT	(f)	235	858	—	1,093	9	8/18/2014	2013
Roswell, NM	(f)	379	739	—	1,118	6	9/12/2014	2014
Salina, UT	(f)	224	913	—	1,137	10	8/18/2014	2014
San Antonio, TX		345	905	—	1,250	1	12/12/2014	2014
Talladega, AL		186	968	—	1,154	1	12/12/2014	2014
Tennessee Colony, TX	(f)	89	829	—	918	3	11/21/2014	2014

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Fresh Thyme Farmers Market:
Lafayette, IN	(f)	$410	$6,208	$—	$6,618	$37	10/17/2014	2014
Houma Crossing:
Houma, LA	(f)	5,359	17,574	35	22,968	152	9/25/2014	2008
Kroger:
Bay City, MI	(f)	1,045	5,224	—	6,269	43	9/24/2014	2013
Lawton Marketplace:
Lawton, OK	(f)	3,169	29,070	—	32,239	108	11/5/2014	2012
Mattress Firm:
Draper, UT	(f)	651	1,510	—	2,161	2	12/19/2014	2014
Lake City, FL	(f)	656	1,075	—	1,731	1	12/9/2014	2014
Raleigh, NC	(f)	431	1,121	—	1,552	9	9/12/2014	2014
O’Reilly Auto Parts:
Iron Mountain, MI	(f)	121	1,211	—	1,332	4	11/21/2014	2014
Raising Canes:
Murphy, TX	(f)	648	1,960	—	2,608	15	9/30/2014	2014
Reno, NV	(f)	1,119	2,174	—	3,293	2	12/18/2014	2013
Shoppes of Gary Farms:
Bowling Green, KY	(f)	2,039	13,730	—	15,769	47	11/24/2014	2013
Shops at Abilene:
Abilene, TX	(f)	3,414	21,270	—	24,684	27	12/11/2014	2004
Stop & Shop:
Kingstown, RI	(f)	668	998	—	1,666	9	8/6/2014	1979
Tractor Supply:
Midland, NC	(f)	213	2,317	—	2,530	34	6/30/2014	2014
United Oil:
Carson, CA	(f)	3,774	1,892	—	5,666	14	9/30/2014	2011
Fallbrook, CA	(f)	3,037	725	—	3,762	5	9/30/2014	2012
Harbor City, CA	(f)	2,391	1,096	—	3,487	8	9/30/2014	2002
Hawthorne, CA	(f)	1,744	363	—	2,107	3	9/30/2014	2002
Lakewood, CA	(f)	2,457	1,423	—	3,880	10	9/30/2014	1997
Long Beach, CA	(f)	2,129	777	—	2,906	6	9/30/2014	2003
Los Angeles, CA	(f)	2,761	1,235	—	3,996	9	9/30/2014	1999
Los Angeles, CA	(f)	3,499	860	—	4,359	6	9/30/2014	2001
San Clemente, CA	(f)	3,447	985	—	4,432	7	9/30/2014	2003
San Diego, CA	(f)	2,002	284	—	2,286	2	9/30/2014	2009
San Diego, CA	(f)	3,633	783	—	4,416	6	9/30/2014	2009
San Diego, CA	(f)	1,767	705	—	2,472	5	9/30/2014	2014
Santa Ana, CA	(f)	2,090	598	—	2,688	4	9/30/2014	2008
Walgreens:
Baton Rouge, LA	4,494	822	4,257	—	5,079	29	9/30/2014	2006
Clinton Township, MI	4,275	2,399	2,977	—	5,376	10	9/26/2014	2006
Delavan, WI	3,729	245	4,022	—	4,267	29	9/26/2014	2006
Edmond, OK	(f)	889	3,206	—	4,095	30	8/8/2014	2007
Greenville, OH	(f)	953	3,164	—	4,117	3	12/15/2014	2006

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2014	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Harrison, AR	$4,825	$353	$5,184	$—	$5,537	$17	11/26/2014	2005
Houma, LA	4,022	1,343	3,100	—	4,443	23	9/26/2014	2007
Indianapolis, IN	4,675	1,238	4,734	—	5,972	15	11/26/2014	1999
Kokomo, IN	3,173	204	3,408	—	3,612	25	9/26/2014	2006
Kilgore, TX	(f)	588	5,074	—	5,662	70	9/26/2014	2007
Lees Summit, MO	4,250	1,008	4,270	—	5,278	12	11/26/2014	1997
Lubbock, TX	4,125	845	3,598	—	4,443	26	9/26/2014	2006
Richmond, IN	4,406	138	4,923	—	5,061	36	9/26/2014	2006
Salisbury, NC	3,776	920	3,246	—	4,166	24	9/26/2014	2006
San Antonio, TX	7,536	2,051	6,379	—	8,430	41	9/26/2014	2005
Siloam Springs, AR	3,900	933	4,146	—	5,079	13	11/26/2014	2007
Slidell, LA	3,075	1,557	2,714	—	4,271	9	11/26/2014	1996
Sulphur, LA	3,554	1,019	2,876	—	3,895	21	9/26/2014	2006
Whiteville, NC	3,935	888	3,454	—	4,342	25	9/26/2014	2007
Winn-Dixie:
Amite, LA	(f)	286	2,296	—	2,582	26	9/30/2014	1994

	$67,750	$87,406	$258,912	$35	$346,353	$1,563

(a) As of December 31, 2014, the Company owned 73 single-tenant, freestanding retail properties and 6 multi-tenant retail properties.

(b) The aggregate cost for federal income tax purposes was $383.1 million.

(c) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	2014	2013
Balance, beginning of period	$—	$—
Additions
Acquisitions	346,318	—
Improvements	35	—
Total additions	$346,353	$—
Deductions
Cost of real estate sold	—	—
Adjustment to basis	—	—
Other (including provisions for impairment of real estate assets)	—	—
Total deductions	—	—
Balance, end of period	$346,353	$—

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(d) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	2014	2013
Balance, beginning of period	$—	$—
Additions
Acquisitions - Depreciation Expense for Building, Acquisitions Costs & Tenant Improvements Acquired	1,563	—
Improvements - Depreciation Expense for Tenant Improvements and Building Equipment	—	—
Total additions	$1,563	$—
Deductions
Cost of real estate sold	—	—
Other (including provisions for impairment of real estate assets)	—	—
Total deductions	—	—
Balance, end of period	$1,563	$—

(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the respective lease term and buildings are depreciated over 40 years.

(f) Property is included in the Credit Facility’s borrowing base. As of December 31, 2014, the Company had $158.5 million outstanding under the Credit Facility.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March 2015.

Cole Credit Property Trust V, Inc.

By:	/s/ SIMON J. MISSELBROOK
Simon J. Misselbrook
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL T. EZZELL	Chairman, Chief Executive Officer and President	March 30, 2015
Michael T. Ezzell	(Principal Executive Officer)

/s/ SIMON J. MISSELBROOK	Chief Financial Officer and Treasurer	March 30, 2015
Simon J. Misselbrook	(Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 30, 2015
Christine T. Brown	(Principal Accounting Officer)

/s/ MARCUS E. BROMLEY	Director	March 30, 2015
Marcus E. Bromley

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed February 10, 2014).

3.2
Amended and Restated Bylaws of Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed February 10, 2014).

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed March 13, 2014).

4.1
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 19 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed November 19, 2014).

4.2
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 19 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed November 19, 2014).

4.3
Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to Supplement No. 19 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed November 19, 2014).

4.4
Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to Supplement No. 19 to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed November 19, 2014).

10.1
Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation dated March 17, 2014 (Incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed May 13, 2014).

10.2
Advisory Agreement by and between Cole Credit Property Trust V, Inc. and Cole REIT Advisors V, LLC, dated March 17, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed May 13, 2014).

10.3
Agreement of Limited Partnership of Cole Operating Partnership V, LP, by and between Cole Credit Property Trust V, Inc. and the limited partners thereto (Incorporated by reference to Exhibit 10.2 to the Company’s pre-effective amendment to Form S-11 (File No. 333-169533), filed February 10, 2014).

10.4	Distribution Reinvestment Plan (Incorporated by reference to Exhibit 10.3 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed February 10, 2014).
10.5
Escrow Agreement by and among Cole Credit Property Trust V, Inc., Cole Capital Corporation and UMB Bank, N.A. dated February 7, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed February 10, 2014).

10.6
Master Purchase Agreement and Escrow Instructions between 5700 Holdings, LLC, Tipton Holdings, LLC, and Series C, LLC, pursuant to a separate Partial Assignment of Master Purchase Agreement and Escrow Instructions, dated March 18, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed May 13, 2014).

10.7
Agreement for Purchase and Sale of Real Property by and between Fairmont Properties, LLC, DJSMD, LLC and the buyer named therein, pursuant to a separate Assignment and Assumption of Purchase Agreement, dated February 17, 2014 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form
10-Q (File No. 333-189891), filed May 13, 2014).

10.8
Master Purchase Agreement and Escrow Instructions between Logansport DG Properties, LLC, the other sellers named therein and Series C, LLC, pursuant to a separate Partial Assignment of Master Purchase Agreement and Escrow Instructions, dated March 31, 2014 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed May 13, 2014).

10.9
Subordinate Promissory Note, dated March 18, 2014, by Cole Credit Property Trust V, Inc. payable to Series C, LLC (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed May 13, 2014).

Exhibit No.	Description
10.10
Credit Agreement, dated as of April 25, 2014, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed August 14, 2014).

10.11
Purchase Agreement and Escrow Instructions by and between ARCP Acquisitions, LLC and Midland-Durban Retail Investors, LLC, dated May 15, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 20, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed August 14, 2014).

10.12
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and Light Delaware, LLC, dated May 27, 2014, pursuant to a separate Assignment of Purchase and Sale Agreement dated June 27, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed August 14, 2014).

10.13
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and JBKilgore, LLC, dated June 6, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 27, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed August 14, 2014).

10.14
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and Shops at Riverton, LLC, dated May 29, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated June 30, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed August 14, 2014).

10.15
Master Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and The Estate of Seymour Baum, dated June 19, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated August 8, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.16
Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and Sand Capital VI, LLC, dated August 18, 2014, pursuant to a separate Assignment of Purchase Agreement and Escrow Instructions dated September 24, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.17
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and Houma Crossing, LTD., dated September 24, 2014, pursuant to a separate Assignment of Purchase and Sale Agreement dated September 25, 2014 (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.18
Master Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and Penn 1031 LLC and Wood 1031 LLC, dated July 16, 2014, pursuant to a separate Assignment of Purchase and Sale Agreement and Escrow Instructions dated September 26, 2014 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.19
Modification Agreement by and between Cole Operating Partnership V, LP and Series C, LLC, dated September 24, 2014 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.20
Loan Agreement, dated as of March 29, 2007, among Wood 1031 LLC and Capmark Bank, pursuant to a separate Assumption and Release Agreement, dated as of September 26, 2014, among ARCP WG Portfolio I, LLC, Wood 1031 LLC and Capmark Bank (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.21
Loan Agreement, dated as of March 29, 2007, among Penn 1031 LLC and Capmark Bank, pursuant to a separate Assumption and Release Agreement, dated as of September 26, 2014, among ARCP WG Portfolio II, LLC, Penn 1031 LLC and Capmark Bank (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.22
Purchase and Sale Agreement by and between ARCP Acquisitions, LLC and CF United PropCo, LLC dated September 10, 2014, pursuant to a separate Partial Assignment of Purchase and Sale Agreement dated September 30, 2014 (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.23
Second Modification and Lender Joinder Agreement dated as of October 17, 2014, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A. as administrative agent for the lenders, Bank of America, N.A. and Capital One, N.A. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.24
Master Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and MO Blakenbaker, LLC and MO Brynwood, LLC, dated September 29, 2014, pursuant to separate Partial Assignments of Purchase and Sale Agreement and Escrow Instructions dated October 23, 2014 (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

Exhibit No.	Description
10.25
Purchase and Sale Agreement with Escrow Instructions by and between ARCP Acquisitions, LLC and Lawton Marketplace Investors LP, dated September 22, 2014, pursuant to a separate Assignment of Purchase and Sale Agreement dated November 5, 2014 (Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 333-189891), filed November 13, 2014).

10.26*
Purchase and Sale Agreement by and between Cole Operating Partnership V, LP and Walgreen Co., dated November 26, 2014 (Incorporated by reference to Item 1.01 to the Company’s Current Report on Form 8-K (File No. 333-189891), filed December 3, 2014).

10.27*	Loan Agreement, dated as of November 26, 2014, among ARCP LLC and Ladder Capital Finance LLC.
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s pre-effective amendment to Form S-11 (File No. 333-189891), filed September 24, 2013).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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