Form 10-Q
period 2015-03-31
Cole Credit Property Trust V, Inc.
filed 2015-05-14
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-55437

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2015, there were approximately 7.6 million shares of common stock, par value $0.01, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$95,789	$87,406
Buildings and improvements, less accumulated depreciation of $3,605 and $1,563, respectively	289,443	257,384
Acquired intangible lease assets, less accumulated amortization of $2,008 and $823, respectively	45,888	41,539
Total investment in real estate assets, net	431,120	386,329
Cash and cash equivalents	9,258	6,907
Prepaid expenses and other assets	220	230
Due from affiliates	57	110
Restricted cash	175	—
Rents and tenant receivables	1,310	982
Deferred financing costs, less accumulated amortization of $500 and $258, respectively	2,176	2,353
Total assets	$444,316	$396,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$270,552	$227,145
Line of credit with affiliate	20,000	20,000
Accounts payable and accrued expenses	1,965	2,284
Due to affiliates	835	1,952
Acquired below market lease intangibles, less accumulated amortization of $170 and $47, respectively	3,750	3,823
Distributions payable	973	929
Deferred rental income	1,578	986
Total liabilities	299,653	257,119
Commitments and contingencies
Redeemable common stock	3,003	1,471
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 7,383,036 and 6,985,877 shares issued and outstanding, respectively	74	70
Capital in excess of par value	161,360	153,993
Accumulated distributions in excess of earnings	(19,774)	(15,742)
Total stockholders’ equity	141,660	138,321
Total liabilities and stockholders’ equity	$444,316	$396,911
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental and other property income	$7,340	$6
Tenant reimbursement income	730	—
Total revenue	8,070	6
Expenses:
General and administrative expenses	545	26
Property operating expenses	875	—
Advisory fees and expenses	838	1
Acquisition-related expenses	1,726	159
Depreciation	2,042	2
Amortization	972	1
Total operating expenses	6,998	189
Operating income (loss)	1,072	(183)
Other expense:
Interest expense	2,325	—
Net loss	$(1,253)	$(183)
Weighted average number of common shares outstanding:
Basic and diluted	7,154,592	25,094
Net loss per common share:
Basic and diluted	$(0.18)	$(7.31)
Distributions declared per common share	$0.39	$0.25
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	6,985,877	$70	$153,993	$(15,742)	$138,321
Issuance of common stock	397,159	4	9,795	—	9,799
Distributions to investors	—	—	—	(2,779)	(2,779)
Commissions on stock sales and related dealer manager fees	—	—	(700)	—	(700)
Other offering costs	—	—	(196)	—	(196)
Changes in redeemable common stock	—	—	(1,532)	—	(1,532)
Net loss	—	—	—	(1,253)	(1,253)
Balance, March 31, 2015	7,383,036	$74	$161,360	$(19,774)	$141,660
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,253)	$(183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,042	2
Amortization of intangible lease assets and below market lease intangibles, net	1,062	1
Amortization of deferred financing costs	242	—
Accretion of fair value adjustments of notes payable assumed	(93)	—
Changes in assets and liabilities:
Rents and tenant receivables	(328)	—
Prepaid expenses and other assets	10	—
Accounts payable and accrued expenses	(319)	28
Deferred rental income	592	7
Due to affiliates	(35)	—
Due from affiliates	53	—
Net cash provided by (used in) operating activities	1,973	(145)
Cash flows from investing activities:
Investment in real estate assets	(49,154)	(3,300)
Change in restricted cash	(175)	—
Net cash used in investing activities	(49,329)	(3,300)
Cash flows from financing activities:
Proceeds from issuance of common stock	8,267	2,500
Offering costs on issuance of common stock	(792)	—
Proceeds from credit facility	43,500	—
Proceeds from line of credit with affiliate	—	1,000
Distributions to investors	(1,203)	—
Deferred financing costs paid	(65)	—
Net cash provided by financing activities	49,707	3,500
Net increase in cash and cash equivalents	2,351	55
Cash and cash equivalents, beginning of period	6,907	200
Cash and cash equivalents, end of period	$9,258	$255
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$973	$6
Accrued other offering costs due to affiliates	$180	$50
Escrow deposits due to affiliate on acquired real estate assets	$85	$—
Common stock issued through distribution reinvestment plan	$1,532	$—
Supplemental cash flow disclosures:
Interest paid	$2,093	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2015
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”, “we”, “our”, or “us”) was formed on December 12, 2012 and is a Maryland corporation that qualifies and intends to make an election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2014, as it did not commence principal operations until March 18, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC, a Delaware limited liability company (“CR V Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by American Realty Capital Properties, Inc. (“ARCP”), a self-managed publicly traded REIT, organized as a Maryland corporation and listed on The NASDAQ Global Select Market. On February 7, 2014, ARCP acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
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
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to ARC Properties Operating Partnership, L.P., an affiliate of Cole Capital, resulting in gross proceeds of $2.5 million, and commenced principal operations.
As of March 31, 2015, the Company had issued approximately 7.4 million shares of its common stock in the Offering for gross offering proceeds of $183.5 million before organization and offering costs, selling commissions and dealer manager fees of $896,000. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of March 31, 2015, the Company owned 103 properties, comprising 2.1 million rentable square feet of commercial space located in 27 states. As of March 31, 2015, the rentable space at these properties was 99.3% leased.
During the three months ended March 31, 2015, Elizabeth K. Tuppeny and Abby M. Wenzel resigned from the Company’s board of directors. Neither resignation was the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company’s board of directors appointed Marcus E. Bromley and Robert A. Gary, IV as independent directors of the Company, filling the vacancies created by the resignations of Ms. Tuppeny and Ms. Wenzel. In addition, the Company’s board of directors appointed Mr. Bromley and Mr. Gary as members of the audit committee of the Company’s board of directors, with Mr. Bromley serving as chairman.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2015 or 2014.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2015 or December 31, 2014.
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
March 31, 2015

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
Restricted Cash
The Company had $175,000 in restricted cash as of March 31, 2015, representing lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Concentration of Credit Risk
As of March 31, 2015, the Company had cash on deposit, including restricted cash, at one financial institution, in which the Company had deposits in excess of federally insured levels, totaling $9.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of March 31, 2015, two of the Company’s tenants accounted for 21% and 12%, respectively, of the Company’s 2015 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of March 31, 2015, eight of the Company’s properties were located in Texas, 13 were located in California and seven were located in Louisiana, which accounted for 13%, 12% and 11%, respectively, of the Company’s 2015 gross annualized rental revenues. In addition, the Company had tenants in the drugstore, discount store, and gas & convenience industries, which compromised 22%, 16%, and 12%, respectively, of the Company’s 2015 gross annualized rental revenues.
Offering and Related Costs
CR V Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of March 31, 2015, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded along with selling commissions and dealer manager fees as a reduction of capital in excess of par value in the period in which they become payable.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in the accompanying condensed consolidated unaudited balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently evaluating the impact of the new standard, but does not believe it will have a material impact, when effective, on the Company’s financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of Financial Accounting Standard 167, modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes will require re-evaluation of the consolidation conclusion for certain entities and will require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  Companies may elect to apply the amendments in ASU 2015-02 using a modified retrospective approach or by applying the amendments retrospectively. The Company is currently evaluating the impact of the new standard on its financial statements.
In April 2015, FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the deferred charge as an asset. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and effectively reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures would include the face amount of the debt liability and the effective interest rate. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and is to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its financial statements.
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
March 31, 2015

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
Credit facility, notes payable and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of March 31, 2015, the estimated fair value of the Company’s debt was $293.7 million, compared to a carrying value of $290.6 million. As of December 31, 2014, the estimated fair value of the Company’s debt was $249.7 million compared to the carrying value of $247.1 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the three months ended March 31, 2015, the Company acquired 24 commercial properties for an aggregate purchase price of $48.0 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for acquisitions purchased during the three months ended March 31, 2015 (in thousands):

March 31, 2015
Land	$8,383
Building and improvements	34,101
Acquired in-place leases	4,422
Acquired above market leases	1,112
Acquired below market leases	(50)
Total purchase price	$47,968
During the three months ended March 31, 2015, the Company recorded revenue of $435,000 and a net loss of $1.7 million, which includes acquisition-related expenses of $1.7 million, related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations, for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2015 and for the period from March 18, 2014 to March 31, 2014, respectively (in thousands):

	Three Months Ended	Period from March 18, 2014
	March 31, 2015	to March 31, 2014
Pro forma basis:
Revenue	$8,478	$144
Net income (loss)	$536	$(1,893)
The pro forma information for the three months ended March 31, 2015 was adjusted to exclude $1.7 million of acquisition-related costs recorded during such period related to the 2015 Acquisitions. These costs were recognized in the pro forma information for the period from March 18, 2014 to March 31, 2014. The pro forma information is presented for informational

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2014 Property Acquisitions
During the three months ended March 31, 2014, the Company acquired three commercial properties for an aggregate purchase price of $3.3 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and borrowings on a line of credit from an affiliate of CR V Advisors. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation (in thousands):

March 31, 2014
Land	$313
Building and improvements	2,565
Acquired in-place leases	423
Total purchase price	$3,301
During the three months ended March 31, 2014, the Company recorded revenue of $6,000 and a net loss of $183,000 related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on January 1, 2013 for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Pro forma basis:
Revenue	$57	$57
Net loss	$(9)	$(168)
The pro forma information for the three months ended March 31, 2014 was adjusted to exclude $159,000 of acquisition-related costs recorded during such period related to the 2014 Acquisitions. These costs were recognized in the pro forma information for the three months ended March 31, 2013. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

NOTE 5 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2015, the Company had $290.6 million of debt outstanding, with weighted average years to maturity of 2.6 years and a weighted average interest rate of 3.21%. The following table summarizes the debt activity for the three months ended March 31, 2015 and the debt balances as of March 31, 2015 and December 31, 2014 (in thousands):

		During the Three Months Ended March 31, 2015
	December 31, 2014	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of March 31, 2015
Credit facility	$158,500	$43,500	$—	$—	$202,000
Fixed rate debt	68,645	—	—	(93)	68,552
Line of credit with affiliate	20,000	—	—	—	20,000
Total	$247,145	$43,500	$—	$(93)	$290,552
(1) Represents the accretion of the fair value adjustment of an assumed mortgage note payable.
As of March 31, 2015, the fixed rate debt includes mortgage notes assumed with a face amount of $42.8 million and a fair value of $43.6 million at the date of assumption. The fixed rate debt has interest rates ranging from 4.45% to 5.66% per annum. The debt outstanding matures on various dates from April 2017 through December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $89.3 million as of March 31, 2015. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
As of March 31, 2015, the Company had $202.0 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Credit Facility allowed the Company to borrow up to $300.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 70% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”). Based on the underlying collateral pool which allows for borrowings up to $219.7 million, $17.7 million was available for additional borrowings under the Credit Facility as of March 31, 2015. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. Additionally, subject to meeting certain conditions described in the Credit Agreement, including obtaining Qualified Properties with an aggregate value of $500.0 million, the secured Credit Facility may be converted to an unsecured credit facility, at which time certain terms and conditions, including interest rates, will be adjusted as described in the Credit Agreement. The Credit Facility matures on April 25, 2017; however, the Company may elect to extend the maturity dates of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Credit Agreement.
The Revolving Loans will bear interest at rates dependent upon the type of loan specified by the Company. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. As of March 31, 2015, the Revolving Loans had an interest rate of 2.63%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth of at least $137.3 million as of March 31, 2015, a leverage ratio less than or equal to 70.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of March 31, 2015.
As of March 31, 2015, the Company had $20.0 million outstanding under its $60.0 million subordinate line of credit with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on March 17, 2016. The Series C Line of Credit had an interest rate of 2.37% as of March 31, 2015. In the event the Series C Line of Credit is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Line of Credit was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of March 31, 2015, the Company had $40.0 million available for borrowing under the Series C Line of Credit.
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
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid for by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2015, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Offering:
Selling commissions	$533	$—
Selling commissions reallowed by CCC	$533	$—
Dealer manager fees	$167	$—
Dealer manager fees reallowed by CCC	$61	$—
Other offering costs	$196	$50

As of March 31, 2015, $180,000 had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the offering stage. As the Company did not commence principal operations until March 18, 2014, the Company did not incur any selling commissions or dealer manager fees related to the services described above during the three months ended March 31, 2014.
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
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$1,208	$83
Advisory fees and expenses	$837	$1
Operating expenses	$163	$—

As of March 31, 2015, $529,000 had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the Company’s acquisitions and was a liability to the Company. During the three months ended March 31, 2014, the Company did not incur any operating expenses in connection with administrative services described

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

above. During the three months ended March 31, 2015, CR V Advisors permanently waived its rights to expense reimbursements totaling approximately $256,000, and thus the Company is not responsible for this amount.
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
During each of the three months ended March 31, 2015 and 2014, no commissions or fees were incurred for any services provided by CR V Advisors and its affiliates in connection with the liquidation/listing stage.
Due to/from Affiliates
As of March 31, 2015, $835,000 had been incurred by CR V Advisors or its affiliates primarily for advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheets. This amount also included $85,000 related to a property escrow deposit due to CR V Advisors or its affiliates, and $41,000 incurred related to interest payable on the Series C Line of Credit, both of which the Company repaid subsequent to March 31, 2015. As of December 31, 2014, $2.0 million had been incurred primarily for advisory, operating and acquisition-related expenses by CR V Advisors or its affiliates, but not yet paid as of the year ended December 31, 2014.
As of March 31, 2015, $57,000 was due from CR V Advisors and its affiliates related to amounts received by affiliates of the advisor which were due to the Company. As of December 31, 2014, $110,000 was due from CR V Advisors and its affiliates primarily related to amounts paid by the Company on dead deals which was reimbursable by the advisor.
Transactions
During the three months ended March 31, 2015, the Company incurred $119,000 of interest expense related to the Series C Line of Credit, of which $41,000 was due to an affiliate of CR V Advisors as of March 31, 2015. Refer to Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2015

NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of May 11, 2015, the Company had received $189.1 million in gross offering proceeds through the issuance of approximately 7.6 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to March 31, 2015, the Company redeemed approximately 7,600 shares for $190,000 at an average per share price of $24.95.
Investment in Real Estate Assets
Subsequent to March 31, 2015 through May 11, 2015, the Company acquired one property for an aggregate gross purchase price of $1.5 million. The acquisition was funded through the use of net proceeds from the Offering and available borrowings. Acquisition-related expenses totaling $37,000 were expensed as incurred. The Company has not completed its initial purchase price allocations with respect to this property and therefore cannot provide the disclosures included in Note 4 to these condensed consolidated unaudited financial statements.

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
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We make no representation or warranty (express or implied) about the accuracy of any such forward looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Quarterly Report on Form 10-Q include, among others, changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, rent relief, inability to obtain new tenants upon the expiration or termination of existing leases, inability to obtain financing or refinance existing debt and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows. The forward-looking statements should be read in light of the risk factors identified under “Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Overview
We were formed on December 12, 2012, and we qualify and intend to elect to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2014. We commenced our principal operations on March 18, 2014, when we satisfied the conditions of our escrow agreement and issued approximately 110,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR V Advisors. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.

On February 7, 2014, ARCP acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of ARCP’s acquisition of Cole, ARCP indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 91% and 100% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. As 99% of our rentable square feet was under lease as of March 31, 2015 with a weighted average remaining lease term of 12.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR V Advisors regularly monitors the creditworthiness of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR V Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. As of March 31, 2015, the debt leverage ratio of our consolidated real estate assets, which is the ratio of debt to total gross real estate assets net of gross intangible lease liabilities, was 67%.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. Due to the volume of acquisitions between March 31, 2014 and March 31, 2015, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of March 31, 2015 and 2014:

	March 31,
	2015		2014
Number of commercial properties	103		3
Approximate rentable square feet (1)	2.1	million	25,000
Percentage of rentable square feet leased	99%		100%
(1) Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
Commercial properties acquired	24		3
Approximate purchase price of acquired properties	$48.0	million	$3.3	million
Approximate rentable square feet	278,000		25,000
As shown in the tables above, we owned 103 commercial properties as of March 31, 2015, compared to 3 commercial properties as of March 31, 2014. Accordingly, our results of operations for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, reflect significant increases in most categories.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenue. Revenue was $8.1 million for the three months ended March 31, 2015, compared to $6,000 for the three months ended March 31, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 100% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. We also recorded tenant reimbursement income of $730,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended March 31, 2015, compared to no such reimbursable income recorded during the three months ended March 31, 2014. The increase in revenue was primarily due to the acquisition and management of 100 rental income-producing properties subsequent to March 31, 2014.
General and Administrative Expenses. General and administrative expenses increased $519,000 to $545,000 for the three months ended March 31, 2015, compared to $26,000 for the three months ended March 31, 2014. The increase was primarily due to increased operating expense reimbursements to our advisor as a result of an increase in the number of stockholders of record and the acquisition of 100 rental income-producing properties subsequent to March 31, 2014, combined with an increase in legal and accounting fees and unused fees on the Credit Facility for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The primary general and administrative expense items are operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility, legal and accounting fees.
Property Operating Expenses. Property operating expenses were $875,000 for the three months ended March 31, 2015, compared to no such expense for the three months ended March 31, 2014. The increase was due to the acquisition of 100 rental income-producing properties subsequent to March 31, 2014.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $837,000 to $838,000 for the three months ended March 31, 2015, compared to $1,000 for the three months ended March 31, 2014. The increase was due to owning 79 properties for the entire three months ended March 31, 2015 and purchasing 24 additional properties during such period, compared to owning no properties during the entire three months ended March 31, 2014 and purchasing three properties during such period.
Acquisition-related Expenses. Acquisition-related expenses were $1.7 million for the three months ended March 31, 2015, compared to $159,000 for the three months ended March 31, 2014. The increase was due to the acquisition-related expenses incurred in connection with the purchase of 24 commercial properties for an aggregate purchase price of $48.0 million during the three months ended March 31, 2015, compared to the purchase of three commercial properties for an aggregate purchase price of $3.3 million during the three months ended March 31, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $3.0 million for the three months ended March 31, 2015, compared to $2,000 for the three months ended March 31, 2014. The increase was primarily due to owning 79 properties for the entire three months ended March 31, 2015 and purchasing 24 additional properties during such period, compared to owning no properties during the entire three months ended March 31, 2014 and purchasing three properties during such period.
Interest Expense and Other. Interest expense and other was $2.3 million for the three months ended March 31, 2015, compared to no such expense for the three months ended March 31, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $268.3 million during the three months ended March 31, 2015 from $500,000 during the three months ended March 31, 2014.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share (which equates to approximately 6.30% on an annualized basis calculated at the current rate, assuming a $25.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on June 30, 2015. As of March 31, 2015, we had distributions payable of $973,000.
During the three months ended March 31, 2015, we paid distributions of $2.7 million, including $1.5 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2015 was $2.0 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.7 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $1.7 million. Our distributions for the three months ended March 31, 2015 were funded by cash flows from operations of $2.0 million, or 72%, and proceeds from the Offering of $762,000, or 28%. As we did not commence principal operations until March 18, 2014, no distributions were paid during the three months ended March 31, 2014.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of March 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 7,600 shares, which were redeemed in full subsequent to March 31, 2015 for $190,000 at an average redemption price of $24.95 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition-related costs, operating expenses, distributions, principal and interest on any outstanding indebtedness and to satisfy redemption requests. Generally, we expect to meet cash needs for items other than acquisitions from our cash flows from operations, and we expect to meet cash needs for acquisitions from the net proceeds of the Offering and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from our leased properties. We expect to raise capital through the Offering and to utilize such funds and proceeds from secured or unsecured financing to complete future property acquisitions.
As of March 31, 2015, we had cash and cash equivalents of $9.3 million and available borrowings of $57.7 million. Additionally, as of March 31, 2015, we had unencumbered properties with a gross book value of $343.5 million, including $338.0 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
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
Assuming a maximum offering, we expect that approximately 87.6% of the money that stockholders invest (86.3% if no shares are sold pursuant to the DRIP) will be used to purchase real estate or other real estate-related investments. The remaining approximately 12.4% (13.7% if no shares are sold pursuant to the DRIP) will be used for working capital, and to pay costs of the offering, including selling commissions and the dealer management fee, and fees and expenses of our advisor in connection with acquiring properties. We have paid, and may continue to pay, distributions from proceeds raising in the offering in anticipation of future cash flows. Proceeds used to purchase real estate or other real estate-related investments include proceeds used to repay any indebtedness incurred in respect of such purchases.

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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on the Credit Facility or the Series C Line of Credit and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
As of March 31, 2015, we had issued approximately 7.4 million shares of our common stock in the Offering resulting in gross proceeds of $183.5 million.
As of March 31, 2015, we had $290.6 million of debt outstanding and the ratio of our debt to gross real estate assets, net of gross intangible lease liabilities, was 67%. In addition, as of March 31, 2015, we had available borrowings of $40.0 million under the Series C Line of Credit. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$202,000	$—	$202,000	$—	$—
Interest payments — credit facility (2)	10,970	5,303	5,667	—	—
Principal payments — fixed rate debt (3)	67,750	—	42,750	—	25,000
Interest payments — fixed rate debt	15,700	3,591	4,709	2,259	5,141
Principal payments — line of credit with affiliate	20,000	20,000	—	—	—
Interest payments — line of credit with affiliate (4)	535	474	61	—	—
Total	$316,955	$29,368	$255,187	$2,259	$30,141

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)	Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the interest rate in effect as of March 31, 2015 of 2.63%.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of March 31, 2015, the fair value adjustment, net of accretion, of mortgage notes assumed was $802,000.

(4)	Payment obligations under the Series C Line of Credit are based on the interest rate in effect as of March 31, 2015 of 2.37%.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Under our charter, we are required to limit our borrowings to 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. As of March 31, 2015, our ratio of debt to total gross real estate assets exceeds the 60% limitation, which was approved by our independent directors. The independent directors believed such borrowing levels were justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we will be in the offering stage, more equity could be raised in the future to reduce the debt levels. As of March 31, 2015, our ratio of debt to total gross real estate assets, net of gross intangible lease liabilities, was 67%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $2.1 million to $2.0 million for the three months ended March 31, 2015, compared to net cash used in operating activities of $145,000 for the three months ended March 31, 2014. The change was primarily due to an increase in depreciation and amortization of $3.3 million, offset by an increase in net loss of $1.1 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $46.0 million to $49.3 million for the three months ended March 31, 2015, compared to $3.3 million for the three months ended March 31, 2014. The increase resulted from the purchase of the 2015 Acquisitions.
Financing Activities. Net cash provided by financing activities increased $46.2 million to $49.7 million for the three months ended March 31, 2015, compared to $3.5 million for the three months ended March 31, 2014. The change was primarily due to an increase in proceeds from the Credit Facility and notes payable of $42.5 million and an increase in net proceeds from the issuance of common stock of $5.0 million, offset by an increase in distributions to investors of $1.2 million.
Election as a REIT
We currently qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ending December 31, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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

Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014 and related notes thereto.
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
Subsequent Events
Certain events occurred subsequent to March 31, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation. There have been no accounting pronouncements issued, but not yet applied by us, that we expect to have a significant impact on our financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of March 31, 2015, we had an aggregate of $222.0 million of variable rate debt outstanding under the Series C Line of Credit and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $1.1 million per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
We have paid, and may continue to pay, distributions from sources other than cash flow from operations, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of your investment.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offering or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of your investment in our common stock.
During the three months ended March 31, 2015, we paid distributions of $2.7 million, including $1.5 million through the issuance of shares pursuant to the DRIP. Our net loss was approximately $1.3 million and $183,000, respectively, as of March 31, 2015 and 2014. During the year ended December 31, 2014, we paid distributions of $2.7 million, including $1.5 million through the issuance of shares pursuant to the DRIP. Our net loss was approximately $12.1 million as of December 31, 2014, cumulative since inception. As we did not commence principal operations until March 18, 2014, we did not pay any distributions during the period from February 15, 2013 (Date of Inception) to December 31, 2013.
Net cash provided by operating activities for the three months ended March 31, 2015 was $2.0 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.7 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $1.7 million. Our distributions for the three months ended March 31, 2015 were funded by cash flows from operations of $2.0 million, or 72%, and proceeds from the Offering of $762,000, or 28%. As we did not commence principal operations until March 18, 2014, no distributions were paid during the three months ended March 31, 2014.
Net cash used in operating activities for the year ended December 31, 2014 was approximately $7.1 million and reflected a reduction for real estate acquisition-related expenses incurred of approximately $12.0 million, in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from our Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2014 includes the amount by which real estate acquisition-related expenses have reduced net cash flows used in operating activities. As such, all of our 2014 distributions were funded from proceeds from our Offering.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2015, we had issued approximately 7.4 million shares of our common stock in the Offering for gross offering proceeds of $183.5 million, out of which we incurred $15.6 million in selling commissions and dealer manager fees and $3.7 million in organization and offering costs to CR V Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $431.8 million in real estate assets and incurred acquisition-related expenses of $13.7 million, including costs of $895,000 in acquisition fees and expense reimbursements to CR V Advisors. As of May 11, 2015, we have sold approximately 7.6 million shares in the Offering for gross offering proceeds of $189.1 million.
Our board of directors has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. Our board of directors reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, under our share redemption program, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. As of March 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 7,600 shares, which were redeemed in full subsequent to March 31, 2015 for $190,000 at an average redemption price of $24.95 per share.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended March 31, 2015 that would require a response to this item.

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
(Principal Financial Officer)
Date: May 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 30, 2015).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 30, 2015).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 30, 2015).
4.4	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 30, 2015).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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