Form 10-Q
period 2015-06-30
Cole Credit Property Trust V, Inc.
filed 2015-08-14
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2015, there were approximately 8.1 million shares of common stock, par value $0.01, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$100,163	$87,406
Buildings and improvements, less accumulated depreciation of $5,670 and $1,563, respectively	304,609	257,384
Acquired intangible lease assets, less accumulated amortization of $3,209 and $823, respectively	46,635	41,539
Total investment in real estate assets, net	451,407	386,329
Cash and cash equivalents	8,518	6,907
Prepaid expenses and other assets	181	230
Due from affiliates	—	110
Restricted cash	202	—
Rents and tenant receivables	1,881	982
Deferred financing costs, less accumulated amortization of $748 and $258, respectively	1,949	2,353
Total assets	$464,138	$396,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$282,457	$227,145
Line of credit with affiliate	20,000	20,000
Accounts payable and accrued expenses	2,238	2,284
Escrowed investor proceeds	27	—
Due to affiliates	407	1,952
Acquired below market lease intangibles, less accumulated amortization of $296 and $47, respectively	4,535	3,823
Distributions payable	1,009	929
Deferred rental income	1,706	986
Total liabilities	312,379	257,119
Commitments and contingencies
Redeemable common stock	4,438	1,471
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 7,856,902 and 6,985,877 shares issued and outstanding, respectively	79	70
Capital in excess of par value	170,520	153,993
Accumulated distributions in excess of earnings	(23,278)	(15,742)
Total stockholders’ equity	147,321	138,321
Total liabilities and stockholders’ equity	$464,138	$396,911
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental and other property income	$7,877	$79	$15,217	$86
Tenant reimbursement income	740	6	1,470	6
Total revenue	8,617	85	16,687	92
Expenses:
General and administrative expenses	905	126	1,450	153
Property operating expenses	902	7	1,777	7
Advisory fees and expenses	1,000	18	1,838	18
Acquisition-related expenses	684	829	2,410	989
Depreciation	2,065	39	4,107	41
Amortization	1,007	19	1,979	20
Total operating expenses	6,563	1,038	13,561	1,228
Operating income (loss)	2,054	(953)	3,126	(1,136)
Interest expense	(2,564)	(33)	(4,889)	(33)
Net loss	$(510)	$(986)	$(1,763)	$(1,169)
Weighted average number of common shares outstanding:
Basic and diluted	7,625,025	332,375	7,391,108	179,584
Net loss per common share:
Basic and diluted	$(0.07)	$(2.97)	$(0.24)	$(6.51)
Distributions declared per common share	$0.39	$0.39	$0.78	$0.76
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	6,985,877	$70	$153,993	$(15,742)	$138,321
Issuance of common stock	878,654	9	21,687	—	21,696
Distributions to investors	—	—	—	(5,773)	(5,773)
Commissions on stock sales and related dealer manager fees	—	—	(1,573)	—	(1,573)
Other offering costs	—	—	(430)	—	(430)
Redemptions of common stock	(7,629)	—	(190)	—	(190)
Changes in redeemable common stock	—	—	(2,967)	—	(2,967)
Net loss	—	—	—	(1,763)	(1,763)
Balance, June 30, 2015	7,856,902	$79	$170,520	$(23,278)	$147,321
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,763)	$(1,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,107	41
Amortization of intangible lease assets and below market lease intangibles, net	2,137	20
Amortization of deferred financing costs	490	25
Accretion of fair value adjustments of notes payable assumed	(188)	—
Changes in assets and liabilities:
Rents and tenant receivables	(899)	(68)
Prepaid expenses and other assets	49	—
Accounts payable and accrued expenses	(46)	196
Deferred rental income	720	151
Due to affiliates	(198)	38
Due from affiliates	110	—
Net cash provided by (used in) operating activities	4,519	(766)
Cash flows from investing activities:
Investment in real estate assets	(71,881)	(29,246)
Change in restricted cash	(202)	(313)
Net cash used in investing activities	(72,083)	(29,559)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,539	23,217
Redemptions of common stock	(190)	—
Offering costs on issuance of common stock	(2,079)	(1,813)
Proceeds from credit facility	58,500	2,653
Repayment of credit facility	(3,000)	(353)
Proceeds from line of credit with affiliate	—	10,700
Repayment of line of credit with affiliate	—	(1,000)
Distributions to investors	(2,536)	(47)
Change in escrowed investor proceeds	27	313
Deferred financing costs paid	(86)	(368)
Net cash provided by financing activities	69,175	33,302
Net increase in cash and cash equivalents	1,611	2,977
Cash and cash equivalents, beginning of period	6,907	200
Cash and cash equivalents, end of period	$8,518	$3,177
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$1,009	$77
Accrued other offering costs due to affiliates	$—	$415
Common stock issued through distribution reinvestment plan	$3,157	$14
Accrued deferred financing costs	$—	$4
Supplemental cash flow disclosures:
Interest paid	$4,490	$2
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2015
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”, “we”, “our”, or “us”) was formed on December 12, 2012 and is a Maryland corporation that believes it currently qualifies and intends to make an election to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the year ended December 31, 2014, as it did not commence principal operations until March 18, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC, a Delaware limited liability company (“CR V Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.) (“VEREIT”), a self-managed publicly traded REIT organized as a Maryland corporation and listed on the New York Stock Exchange (NYSE: VER). On February 7, 2014, VEREIT acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
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
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to VEREIT Operating Partnership, L.P. (formerly known as ARC Properties Operating Partnership, L.P.), an affiliate of Cole Capital, resulting in gross proceeds of $2.5 million, and commenced principal operations.
Effective as of June 10, 2015, Michael T. Ezzell resigned as a director, the chairman of the board of directors of the Company, the chief executive officer and the president of the Company. In addition, effective as of June 10, 2015, Mr. Ezzell resigned as the chief executive officer and president of CR V Advisors and as president and treasurer of CCC. Mr. Ezzell’s resignation was not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. Effective as of June 10, 2015, Glenn J. Rufrano was appointed as the chief executive officer, the president and a director of the Company by the Company’s board of directors. Also effective as of June 10, 2015, Mr. Rufrano was appointed as chief executive officer and president of CR V Advisors. Furthermore, effective as of June 10, 2015, the Company’s board of directors appointed Marcus E. Bromley, one of the Company’s independent directors, to serve as the non-executive chairman of the board of directors of the Company. The Company’s board of directors also appointed Robert A. Gary, IV, one of the Company’s independent directors, to serve as chairman of the Company’s audit committee. Mr. Gary replaced Mr. Bromley, who resigned as chairman of the Company’s audit committee in connection with his appointment as chairman of the board of directors of the Company effective June 10, 2015, although Mr. Bromley remains a member of the Company’s audit committee.
As of June 30, 2015, the Company had issued approximately 7.9 million shares of its common stock in the Offering for gross offering proceeds of $195.4 million before organization and offering costs, selling commissions and dealer manager fees of $20.4 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of June 30, 2015, the Company owned

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

109 properties, comprising 2.3 million rentable square feet of commercial space located in 27 states. As of June 30, 2015, the rentable space at these properties was 99.3% leased.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2015 or 2014.
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
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2015 or December 31, 2014.
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
The fair values of above market and below market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below market leases, any bargain renewal period. The above market and below market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market or below market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements will be based on a predetermined formula and have set time periods regarding the obligation to make future payments, including funds released to the seller from escrow accounts, or the right to receive escrowed funds as set forth in the respective purchase and sale agreement. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value subsequent to acquisition will be reflected in the accompanying condensed consolidated unaudited statements of operations. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes, as identified by management.
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
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.
Restricted Cash
The Company had $202,000 in restricted cash as of June 30, 2015. Included in restricted cash were escrowed investor proceeds of $27,000 for which shares of common stock had not been issued as of June 30, 2015, and $175,000 in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Concentration of Credit Risk
As of June 30, 2015, the Company had cash on deposit, including restricted cash, at two financial institutions, in one of which the Company had deposits in excess of federally insured levels, totaling $8.3 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
As of June 30, 2015, two of the Company’s tenants accounted for 20% and 11%, respectively, of the Company’s 2015 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of June 30, 2015, eight of the Company’s properties were located in Texas, 13 were located in California, nine were located in Indiana and seven were located in Louisiana, which accounted for 12%, 11%, 11% and 11%, respectively, of the Company’s 2015 gross annualized rental revenues. In addition, the Company had tenants in the drugstore, discount store, and gas & convenience industries, which compromised 21%, 17% and 11%, respectively, of the Company’s 2015 gross annualized rental revenues.
Offering and Related Costs
CR V Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of gross proceeds from the Offering. As of June 30, 2015, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded along with selling commissions and dealer manager fees as a reduction of capital in excess of par value in the period in which they become payable.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

Redeemable Common Stock
Under the Company’s share redemption program, the Company’s requirement to redeem shares of its outstanding common stock is limited, among other things, to issuances pursuant to the DRIP, net of shares redeemed to date. The Company records amounts that are redeemable under the share redemption program as redeemable common stock outside of permanent equity in the accompanying condensed consolidated unaudited balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. When the Company acquires a property, the terms of any existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive income (loss). As of June 30, 2015 and December 31, 2014, the Company did not have an allowance for uncollectible accounts.
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for fiscal years beginning after December 15, 2017 and interim periods within those years; however, early adoption is permitted as of the original effective date, which was for annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is currently evaluating the impact of the new standard, but does not believe it will have a material impact, when effective, on the Company’s condensed consolidated unaudited financial statements.
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
June 30, 2015

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. As of June 30, 2015, the estimated fair value of the Company’s debt was $301.5 million, compared to a carrying value of $302.5 million. As of December 31, 2014, the estimated fair value of the Company’s debt was $249.7 million compared to the carrying value of $247.1 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
Other financial instruments – The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization and based on their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the six months ended June 30, 2015, the Company acquired 30 commercial properties for an aggregate purchase price of $70.6 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as it finalizes the allocation, which will be no later than twelve months from the acquisition date. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the six months ended June 30, 2015 (in thousands):

2015 Acquisitions
Land	$12,757
Building and improvements	51,332
Acquired in-place leases	6,122
Acquired above market leases	1,360
Acquired below market leases	(961)
Total purchase price	$70,610
During the three and six months ended June 30, 2015, the Company recorded revenue of $966,000 and $1.4 million, respectively, and a net loss of $323,000 and $2.0 million, respectively, which includes acquisition-related expenses of $680,000 and $2.4 million, respectively, related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations, for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2015 and for the period from March 18, 2014 to June 30, 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,	Period from March 18, 2014 to June 30,
	2015	2014	2015	2014
Pro forma basis:
Revenue	$8,756	$1,144	$17,403	$2,208
Net income (loss)	$1,990	$(1,528)	$4,276	$(4,450)
The pro forma information for the three and six months ended June 30, 2015 was adjusted to exclude $2.4 million of acquisition-related costs recorded during such period related to the 2015 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the period from March 18, 2014 to June 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

2014 Property Acquisitions
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

2014 Acquisitions
Land	$3,199
Building and improvements	22,034
Acquired in-place leases	3,889
Acquired above market leases	124
Total purchase price	$29,246
During the three and six months ended June 30, 2014, the Company recorded revenue of $85,000 and $92,000, respectively, and a net loss of $986,000 and $1.2 million, respectively, related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations, for each period presented below. The table below presents the Company’s estimated revenue and net (loss) income, on a pro forma basis, for the three months ended June 30, 2014 and for the period from March 18, 2014 to June 30, 2014, respectively (in thousands):

	Three Months Ended	Period from March 18, 2014 to
	June 30, 2014	June 30, 2014
Pro forma basis:
Revenue	$495	$571
Net income (loss)	$51	$(1,042)
The pro forma information for the three months ended June 30, 2014 was adjusted to exclude $989,000 of acquisition costs recorded during such period related to the 2014 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the period from March 18, 2014 to June 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2015, the Company had $302.5 million of debt outstanding, with weighted average years to maturity of 2.4 years and a weighted average interest rate of 3.20%. The following table summarizes the debt activity for the six months ended June 30, 2015 and the debt balances as of June 30, 2015 and December 31, 2014 (in thousands):

		During the Six Months Ended June 30, 2015
	December 31, 2014	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of June 30, 2015
Credit facility	$158,500	$58,500	$(3,000)	$—	$214,000
Fixed rate debt	68,645	—	—	(188)	68,457
Line of credit with affiliate	20,000	—	—	—	20,000
Total	$247,145	$58,500	$(3,000)	$(188)	$302,457
(1) Represents the accretion of the fair value adjustment of an assumed mortgage note payable.
As of June 30, 2015, the fixed rate debt includes mortgage notes assumed with a face amount of $42.8 million and a fair value of $43.6 million at the date of assumption. The fixed rate debt has interest rates ranging from 4.45% to 5.66% per annum. The debt outstanding matures on various dates from April 2017 through December 2024. The aggregate balance of gross real

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $89.3 million as of June 30, 2015. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
As of June 30, 2015, the Company had $214.0 million of debt outstanding under its secured revolving credit facility (the “Credit Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Credit Facility allowed the Company to borrow up to $300.0 million in revolving loans (the “Revolving Loans”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”) during the period from June 30, 2015 through April 25, 2016 and 60% of the Qualified Properties during the period from April 26, 2016 to April 25, 2017. Based on the underlying collateral pool which allows for borrowings up to $237.6 million, $23.6 million was available for additional borrowings under the Credit Facility as of June 30, 2015. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. Additionally, subject to meeting certain conditions described in the Credit Agreement, including obtaining Qualified Properties with an aggregate value of $500.0 million, the secured Credit Facility may be converted to an unsecured credit facility, at which time certain terms and conditions, including interest rates, will be adjusted as described in the Credit Agreement. The Revolving Loans mature on April 25, 2017; however, the Company may elect to extend the maturity dates of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Credit Agreement. Subsequent to June 30, 2015, the Company entered into a modified credit agreement (the “Modified Credit Agreement”), which reduced the Revolving Loans from $300.0 million to $180.0 million, and added a term loan (the “Term Loan”) in the amount of $120.0 million for a total capacity of $300.0 million. The Revolving Loans mature on April 25, 2017 and the Term Loan matures on April 25, 2019. Subsequent to June 30, 2015, the Company also executed a swap agreement associated with the $120.0 million Term Loan, which will have the effect of fixing the variable interest rate per annum at the London Interbank Offered Rate (“LIBOR”) of 1.57%, plus the applicable spread, effective December 31, 2015 through the maturity date of the loan.
The Revolving Loans will bear interest at rates dependent upon the type of loan specified by the Company. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.75% at a Leverage Ratio greater than 65.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.75% at a Leverage Ratio greater than 65.0%. As of June 30, 2015, the Revolving Loans had an interest rate of 2.64%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $1.9 million plus (ii) 75% of the issuance of equity from the date of the Modified Credit Agreement, a leverage ratio less than or equal to 65.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of June 30, 2015.
As of June 30, 2015, the Company had $20.0 million outstanding under its $60.0 million subordinate line of credit with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on March 17, 2016. The Series C Line of Credit had an interest rate of 2.39% as of June 30, 2015. In the event the Series C Line of Credit is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Line of Credit was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of June 30, 2015, the Company had $40.0 million available for borrowing under the Series C Line of Credit.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

NOTE 6 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Environmental Matters
In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters. The Company carries environmental liability insurance on its properties that provides limited coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims. The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 7 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR V Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CR V Advisors, receives a selling commission of up to 7.0% of gross offering proceeds from the primary portion of the Offering before reallowance of commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid for by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2015, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Offering:
Selling commissions	$669	$1,347	$1,202	$1,347
Selling commissions reallowed by CCC	$669	$1,347	$1,202	$1,347
Dealer manager fees	$204	$416	$371	$416
Dealer manager fees reallowed by CCC	$84	$178	$145	$178
Other offering costs	$234	$415	$430	$465

As of June 30, 2015, all of the amounts shown above had been paid to CR V Advisors and its affiliates.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2015

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
The Company reimburses CR V Advisors, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CR V Advisors for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of (1) 2.0% of average invested assets; or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$564	$649	$1,772	$731
Advisory fees and expenses	$1,000	$18	$1,837	$18
Operating expenses	$404	$28	$567	$28

As of June 30, 2015, $364,000 had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the Company’s acquisitions and operations stage and was a liability of the Company. During the six months ended June 30, 2015, CR V Advisors permanently waived its right to expense reimbursements totaling approximately  $250,000, and thus the Company is not responsible for this amount.
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
June 30, 2015

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
During each of the six months ended June 30, 2015 and 2014, no commissions or fees were incurred for any services provided by CR V Advisors and its affiliates in connection with the liquidation/listing stage.
Due to/from Affiliates
As of June 30, 2015, $407,000 had been incurred by CR V Advisors or its affiliates primarily for advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company, and was included in due to affiliates on the condensed consolidated unaudited balance sheets. As of December 31, 2014, $2.0 million had been incurred primarily for advisory, operating and acquisition-related expenses by CR V Advisors or its affiliates, but not yet paid as of the year ended December 31, 2014.
As of June 30, 2015, no amounts were due from CR V Advisors or its affiliates. As of December 31, 2014, $110,000 was due from CR V Advisors and its affiliates primarily related to amounts paid by the Company on dead deals which was reimbursable by the advisor.
Transactions
During the six months ended June 30, 2015, the Company incurred $239,000 of interest expense related to the Series C Line of Credit, of which $40,000 was due to an affiliate of CR V Advisors as of June 30, 2015. Refer to Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
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
NOTE 9 — SUBSEQUENT EVENTS
Status of the Offering
As of August 11, 2015, the Company had received $202.4 million in gross offering proceeds through the issuance of approximately 8.1 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to June 30, 2015, the Company redeemed approximately 2,800 shares for $69,000 at an average per share price of $24.97.
Credit Facility and Notes Payable
Subsequent to June 30, 2015, the Company entered into the Modified Credit Agreement, which reduced the Revolving Loans from $300.0 million to $180.0 million, and added a Term Loan in the amount of $120.0 million for a total capacity of $300.0 million. The Term Loan matures on April 25, 2019.
Subsequent to June 30, 2015, the Company executed a swap agreement on certain cash flows related to variable rate debt, which is currently associated with the $120.0 million Term Loan, which will have the effect of fixing the variable interest rate per annum at LIBOR of 1.57%, plus the applicable spread, effective December 31, 2015 through the maturity date of the loan.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Credit Property Trust V, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words.
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	changes in economic conditions generally and the real estate and securities markets specifically;

•
the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected;

•	increases in interest rates;

•	construction costs that may exceed estimates or construction delays;

•	lease-up risks, rent relief, or the inability to obtain new tenants upon the expiration or termination of existing leases;

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flows;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs); and

•	changes to GAAP.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the the “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
We were formed on December 12, 2012, and we believe we currently qualify and intend to elect to be taxed as a REIT for federal income tax purposes beginning with the year ended December 31, 2014. We commenced our principal operations on March 18, 2014, when we satisfied the conditions of our escrow agreement and issued approximately 110,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR V Advisors. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, VEREIT acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 91% and 93% of our total revenue for the three months ended June 30, 2015 and 2014, respectively, and 91% and 93% of our total revenue for the six months ended June 30, 2015 and 2014, respectively. As 99.3% of our rentable square feet was under lease as of June 30, 2015 with a weighted average remaining lease term of 12.1 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR V Advisors regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR V Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. Due to the volume of acquisitions between March 31, 2014 and June 30, 2015, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of June 30, 2015 and 2014:

	June 30,
	2015		2014
Number of commercial properties	109		7
Approximate rentable square feet (1)	2.3	million	144,000
Percentage of rentable square feet leased	99.3%		100%
(1) Includes square feet of the buildings on land parcels subject to ground leases.
The following table summarizes our real estate investment activity during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Commercial properties acquired	6		4		30		7
Approximate purchase price of acquired properties	$22.6	million	$25.9	million	$70.6	million	$29.2	million
Approximate rentable square feet	121,000		119,000		399,000		144,000

As shown in the tables above, we owned 109 commercial properties as of June 30, 2015, compared to 7 commercial properties as of June 30, 2014. Accordingly, our results of operations for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014, reflect significant increases in most categories.
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenue. Revenue was $8.6 million for the three months ended June 30, 2015, compared to $85,000 for the three months ended June 30, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 93% of our total revenue for the three months ended June 30, 2015 and 2014, respectively. We also recorded tenant reimbursement income of $740,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended June 30, 2015, compared to $6,000 reimbursable income recorded during the three months ended June 30, 2014. The increase in revenue was primarily due to the acquisition and management of 102 rental income-producing properties subsequent to June 30, 2014.
General and Administrative Expenses. General and administrative expenses increased $779,000 to $905,000 for the three months ended June 30, 2015, compared to $126,000 for the three months ended June 30, 2014. The increase was primarily due to increased operating expense reimbursements to our advisor as a result of an increase in the number of stockholders of record and the acquisition of 102 rental income-producing properties subsequent to June 30, 2014, combined with an increase in legal and accounting fees and unused fees on the Credit Facility for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The primary general and administrative expense items are operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility, legal and accounting fees.
Property Operating Expenses. Property operating expenses were $902,000 for the three months ended June 30, 2015, compared to $7,000 for the three months ended June 30, 2014. The increase was due to the acquisition of 102 rental income-producing properties subsequent to June 30, 2014.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $982,000 to $1.0 million for the three months ended June 30, 2015, compared to $18,000 for the three months ended June 30, 2014. The increase was due to owning 103 properties for the entire three months ended June 30, 2015 and purchasing six additional properties during such period, compared to owning three properties during the entire three months ended June 30, 2014 and purchasing four properties during such period.
Acquisition-related Expenses. Acquisition-related expenses were $684,000 for the three months ended June 30, 2015, compared to $829,000 for the three months ended June 30, 2014. The decrease was due to the acquisition-related expenses incurred in connection with the purchase of six commercial properties for an aggregate purchase price of $22.6 million during the three months ended June 30, 2015, compared to the purchase of four commercial properties for an aggregate purchase price of $25.9 million during the three months ended June 30, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $3.1 million for the three months ended June 30, 2015, compared to $58,000 for the three months ended June 30, 2014. The increase was primarily due to owning 103 properties for the entire three months ended June 30, 2015 and purchasing six additional properties during such period, compared to owning three properties during the entire three months ended June 30, 2014 and purchasing four properties during such period.
Interest Expense and Other. Interest expense and other was $2.6 million for the three months ended June 30, 2015, compared to $33,000 for the three months ended June 30, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $296.5 million during the three months ended June 30, 2015 from $6.5 million during the three months ended June 30, 2014.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
Revenue. Revenue was $16.7 million for the six months ended June 30, 2015, compared to $92,000 for the six months ended June 30, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 93% of our total revenue for the six months ended June 30, 2015 and 2014, respectively. We also recorded tenant reimbursement income of $1.5 million related to certain operating expenses paid by us subject to reimbursement by tenants during the six months ended June 30, 2015, compared to $6,000 reimbursable income recorded during the six months ended June 30, 2014. The increase in revenue was primarily due to the acquisition and management of 102 rental income-producing properties subsequent to June 30, 2014.

General and Administrative Expenses. General and administrative expenses increased $1.3 million to $1.5 million for the six months ended June 30, 2015, compared to $153,000 for the six months ended June 30, 2014. The increase was primarily due to increased operating expense reimbursements to our advisor as a result of an increase in the number of stockholders of record and the acquisition of 102 rental income-producing properties subsequent to June 30, 2014, combined with an increase in legal and accounting fees, unused fees on the Credit Facility and state income and franchise taxes for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The primary general and administrative expense items are operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility, legal and accounting fees.
Property Operating Expenses. Property operating expenses were $1.8 million for the six months ended June 30, 2015, compared to $7,000 for the six months ended June 30, 2014. The increase was due to the acquisition of 102 rental income-producing properties subsequent to June 30, 2014.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses were $1.8 million for the six months ended June 30, 2015, compared to $18,000 for the six months ended June 30, 2014. The increase was due to owning 103 properties for the entire six months ended June 30, 2015 and purchasing six additional properties during such period, compared to owning three properties during the entire six months ended June 30, 2014 and purchasing four properties during such period.
Acquisition-related Expenses. Acquisition-related expenses were $2.4 million for the six months ended June 30, 2015, compared to $989,000 for the six months ended June 30, 2014. The increase was due to the acquisition-related expenses incurred in connection with the purchase of 30 commercial properties for an aggregate purchase price of $70.6 million during the six months ended June 30, 2015, compared to the purchase of seven commercial properties for an aggregate purchase price of $29.2 million during the six months ended June 30, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $6.1 million for the six months ended June 30, 2015, compared to $61,000 for the six months ended June 30, 2014. The increase was primarily due to owning 103 properties for the entire six months ended June 30, 2015 and purchasing six additional properties during such period, compared to owning three properties during the entire six months ended June 30, 2014 and purchasing four properties during such period.
Interest Expense and Other. Interest expense and other was $4.9 million for the six months ended June 30, 2015, compared to $33,000 for the six months ended June 30, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $274.8 million during the six months ended June 30, 2015 from $6.0 million during the six months ended June 30, 2014.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share (which equates to approximately 6.30% on an annualized basis calculated at the current rate, assuming a $25.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. As of June 30, 2015, we had distributions payable of $1.0 million.
During the six months ended June 30, 2015 and 2014, we paid distributions of $5.7 million and $60,000, respectively, including $3.2 million and $14,000, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2015 and net cash used in operating activities for the six months ended June 30, 2014 were $4.5 million and $766,000, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $2.4 million and $989,000, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $2.4 million. Our distributions for the six months ended June 30, 2015 were funded by cash flows from operations of $4.5 million, or 79%, and proceeds from the Offering of $1.2 million, or 21%. Our distributions for the six months ended June 30, 2014 were funded by proceeds from the Offering of $60,000, or 100%.

Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the six months ended June 30, 2015, we redeemed 7,600 shares, which exclude cancellations, under our share redemption program for $190,000 at an average redemption price of $24.95 per share. Additionally, as of June 30, 2015, we received valid redemption requests under our share redemption program totaling approximately 2,800 shares, which were redeemed in full subsequent to June 30, 2015 for $69,000 at an average redemption price of $24.97 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
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
As of June 30, 2015, we had cash and cash equivalents of $8.5 million and available borrowings of $63.6 million. Additionally, as of June 30, 2015, we had unencumbered properties with a gross book value of $366.1 million, including $362.5 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
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
Assuming a maximum offering, we expect that approximately 87.6% of the money that stockholders invest (86.3% if no shares are sold pursuant to the DRIP) will be used to purchase real estate or other real estate-related investments. The remaining approximately 12.4% (13.7% if no shares are sold pursuant to the DRIP) will be used for working capital, and to pay costs of the offering, including selling commissions and the dealer management fee, and fees and expenses of our advisor in connection with acquiring properties. We have paid, and may continue to pay, distributions from proceeds raised in the offering in anticipation of future cash flows. Proceeds used to purchase real estate or other real estate-related investments include proceeds used to repay any indebtedness incurred in respect of such purchases.
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
As of June 30, 2015, we had issued approximately 7.9 million shares of our common stock in the Offering, resulting in gross proceeds of $195.4 million.
As of June 30, 2015, we had $302.5 million of debt outstanding with a weighted average interest rate of 3.20%. In addition, as of June 30, 2015, we had available borrowings of $23.6 million under the Credit Facility and $40.0 million under the Series C Line of Credit. See Note 5 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$214,000	$—	$214,000	$—	$—
Interest payments — credit facility (2)	10,278	5,650	4,628	—	—
Principal payments — fixed rate debt (3)	67,750	—	42,750	—	25,000
Interest payments — fixed rate debt	14,807	3,591	4,098	2,259	4,859
Principal payments — line of credit with affiliate	20,000	20,000	—	—	—
Interest payments — line of credit with affiliate (4)	340	340	—	—	—
Total	$327,175	$29,581	$265,476	$2,259	$29,859

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the interest rate in effect as of June 30, 2015 of 2.64%. Subsequent to June 30, 2015, we entered into the Modified Credit Agreement, which reduced the Revolving Loans from $300.0 million to $180.0 million, and added a Term Loan in the amount of $120.0 million for a total capacity of $300.0 million. The Term Loan matures on April 25, 2019. Subsequent to June 30, 2015, we also executed a swap agreement associated with the $120.0 million Term Loan, which will have the effect of fixing the variable interest rate per annum at LIBOR of 1.57% plus the applicable spread effective December 31, 2015 through the maturity date of the loan.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of June 30, 2015, the fair value adjustment, net of accretion, of mortgage notes assumed was $707,000.

(4)	Payment obligations under the Series C Line of Credit are based on the interest rate in effect as of June 30, 2015 of 2.39%.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Under our charter, we are required to limit our borrowings to 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our aggregate borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of June 30, 2015, our ratio of debt to total gross real estate assets exceeded the 60% limitation, which was approved by our independent directors.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $5.3 million to $4.5 million for the six months ended June 30, 2015, compared to net cash used in operating activities of $766,000 for the six months ended June 30, 2014. The change was primarily due to an increase in depreciation and amortization of $6.6 million, offset by an increase in net loss of $594,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $42.5 million to $72.1 million for the six months ended June 30, 2015, compared to $29.6 million for the six months ended June 30, 2014. The increase resulted from the purchase of the 2015 Acquisitions.
Financing Activities. Net cash provided by financing activities increased $35.9 million to $69.2 million for the six months ended June 30, 2015, compared to $33.3 million for the six months ended June 30, 2014. The change was primarily due to an increase in proceeds from the Credit Facility and notes payable of $43.5 million and offset by a decrease in net proceeds from the issuance of common stock of $5.1 million an increase in distributions to investors of $2.5 million.
Election as a REIT
We believe we currently qualify and intend to elect to be taxed as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2014. To qualify and maintain our status as a REIT, we must meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally would not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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

Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition fees, disposition fees, organization and offering costs, selling commissions, dealer manager fees, advisory fees and reimbursement of certain operating costs. See Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to June 30, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 9 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. We are currently evaluating the impact to our financial statements of accounting pronouncements issued, but not yet applied by us.
Off-Balance Sheet Arrangements
As of June 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of June 30, 2015, we had an aggregate of $234.0 million of variable rate debt outstanding under the Series C Line of Credit and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $1.2 million per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2015, we paid distributions of $5.7 million, including $3.2 million through the issuance of shares pursuant to the DRIP. Our net loss was approximately $1.8 million and $1.2 million, respectively, as of June 30, 2015 and 2014. During the year ended December 31, 2014, we paid distributions of $2.7 million, including $1.5 million through the issuance of shares pursuant to the DRIP. Our net loss was approximately $12.1 million as of December 31, 2014, cumulative since inception. As we did not commence principal operations until March 18, 2014, we did not pay any distributions during the period from December 12, 2012 (Date of Inception) to December 31, 2013.
Net cash provided by operating activities for the six months ended June 30, 2015 was $4.5 million and reflected a reduction for real estate acquisition-related expenses incurred of $2.4 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $2.4 million. Our distributions for the six months ended June 30, 2015 were funded by cash flows from operations of $4.5 million, or 79%, and proceeds from the Offering of $1.2 million, or 21%. Our distributions for the six months ended June 30, 2014 were funded by proceeds from the Offering of $60,000, or 100%.
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
As of June 30, 2015, we had issued approximately 7.9 million shares of our common stock in the Offering for gross offering proceeds of $195.4 million, out of which we incurred $16.5 million in selling commissions and dealer manager fees and $3.9 million in organization and offering costs to CR V Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $454.4 million in real estate assets and incurred acquisition-related expenses of $14.4 million, including costs of $11.4 million in acquisition fees and expense reimbursements to CR V Advisors. As of August 11, 2015, we have sold approximately 8.1 million shares in the Offering for gross offering proceeds of $202.4 million.

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
During the three months ended June 30, 2015, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	(1)
May 1, 2015 - May 31, 2015	7,629	$24.95	7,629	(1)
June 1, 2015 - June 30, 2015	—	$—	—	(1)
Total	7,629		7,629	(1)

(1)	A description of the maximum number of shares that may be purchased under our redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended June 30, 2015 that would require a response to this item.

Item 6.	Exhibits
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
(Principal Financial Officer)
Date: August 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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