Form 10-Q
period 2015-09-30
Cole Credit Property Trust V, Inc.
filed 2015-11-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2015, there were approximately 8.8 million shares of common stock, par value $0.01, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate assets:
Land	$106,184	$87,406
Buildings and improvements, less accumulated depreciation of $7,853 and $1,563, respectively	308,932	257,384
Acquired intangible lease assets, less accumulated amortization of $4,449 and $823, respectively	46,839	41,539
Total investment in real estate assets, net	461,955	386,329
Cash and cash equivalents	16,405	6,907
Prepaid expenses and other assets	336	230
Due from affiliates	41	110
Restricted cash	250	—
Rents and tenant receivables	2,083	982
Deferred financing costs, less accumulated amortization of $1,064 and $258, respectively	2,278	2,353
Total assets	$483,348	$396,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$290,860	$227,145
Line of credit with affiliate	20,000	20,000
Accounts payable and accrued expenses	2,430	2,284
Escrowed investor proceeds	75	—
Due to affiliates	1,143	1,952
Acquired below-market lease intangibles, less accumulated amortization of $442 and $47, respectively	4,389	3,823
Distributions payable	1,090	929
Derivative liability, deferred rental income and other liabilities	3,123	986
Total liabilities	323,110	257,119
Commitments and contingencies
Redeemable common stock	6,103	1,471
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 490,000,000 shares authorized, 8,495,344 and 6,985,877 shares issued and outstanding, respectively	85	70
Capital in excess of par value	183,125	153,993
Accumulated distributions in excess of earnings	(27,008)	(15,742)
Accumulated other comprehensive loss	(2,067)	—
Total stockholders’ equity	154,135	138,321
Total liabilities and stockholders’ equity	$483,348	$396,911
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental and other property income	$8,377	$717	$23,594	$803
Tenant reimbursement income	767	22	2,237	28
Total revenue	9,144	739	25,831	831
Expenses:
General and administrative expenses	1,030	400	2,480	553
Property operating expenses	398	6	1,104	6
Real estate tax expenses	503	21	1,574	28
Advisory fees and expenses	1,002	112	2,840	130
Acquisition-related expenses	511	5,047	2,921	6,036
Depreciation	2,183	268	6,290	309
Amortization	1,038	109	3,017	129
Total operating expenses	6,665	5,963	20,226	7,191
Operating income (loss)	2,479	(5,224)	5,605	(6,360)
Interest expense and other	(2,958)	(84)	(7,847)	(118)
Net loss	$(479)	$(5,308)	$(2,242)	$(6,478)
Weighted average number of common shares outstanding:
Basic and diluted	8,185,900	2,313,971	7,658,950	898,864
Net loss per common share:
Basic and diluted	$(0.06)	$(2.29)	$(0.29)	$(7.21)
Distributions declared per common share	$0.40	$0.40	$1.18	$1.18
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(479)	$(5,308)	$(2,242)	$(6,478)
Other comprehensive loss:
Unrealized loss on interest rate swap	(2,067)	—	(2,067)	—
Total comprehensive loss	$(2,546)	$(5,308)	$(4,309)	$(6,478)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2015	6,985,877	$70	$153,993	$(15,742)	$—	$138,321
Issuance of common stock	1,519,871	15	37,521	—	—	37,536
Distributions to investors	—	—	—	(9,024)	—	(9,024)
Commissions on stock sales and related dealer manager fees	—	—	(2,752)	—	—	(2,752)
Other offering costs	—	—	(745)	—	—	(745)
Redemptions of common stock	(10,404)	—	(260)	—	—	(260)
Changes in redeemable common stock	—	—	(4,632)	—	—	(4,632)
Comprehensive loss	—	—	—	(2,242)	(2,067)	(4,309)
Balance, September 30, 2015	8,495,344	$85	$183,125	$(27,008)	$(2,067)	$154,135
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,242)	$(6,478)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,290	309
Amortization of intangible lease assets and below-market lease intangibles, net	3,231	140
Straight-line rental income	(950)	(10)
Amortization of deferred financing costs	806	58
Accretion of fair value adjustments of notes payable assumed	(285)	(5)
Changes in assets and liabilities:
Rents and tenant receivables	(151)	(308)
Prepaid expenses and other assets	(56)	(171)
Accounts payable and accrued expenses	146	812
Derivative liability, deferred rental income and other liabilities	70	501
Due to affiliates	538	103
Due from affiliates	69	—
Net cash provided by (used in) operating activities	7,466	(5,049)
Cash flows from investing activities:
Investment in real estate assets	(85,852)	(150,123)
Escrowed funds for acquisition of real estate investment	—	(5,905)
Payment of property escrow deposits	(50)	—
Change in restricted cash	(250)	(177)
Net cash used in investing activities	(86,152)	(156,205)
Cash flows from financing activities:
Proceeds from issuance of common stock	32,644	111,257
Redemptions of common stock	(260)	—
Offering costs on issuance of common stock	(3,573)	(11,747)
Proceeds from credit facility and notes payable	67,500	51,153
Repayment of credit facility and notes payable	(3,500)	(2,653)
Proceeds from line of credit with affiliate	—	30,700
Repayment of line of credit with affiliate	—	(10,700)
Distributions to investors	(3,971)	(313)
Change in escrowed investor proceeds	75	177
Deferred financing costs paid	(731)	(407)
Net cash provided by financing activities	88,184	167,467
Net increase in cash and cash equivalents	9,498	6,213
Cash and cash equivalents, beginning of period	6,907	200
Cash and cash equivalents, end of period	$16,405	$6,413
Supplemental disclosures of non-cash investing and financing activities:
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$—	$43,744
Distributions declared and unpaid	$1,090	$470
Common stock issued through distribution reinvestment plan	$4,892	$281
Net unrealized loss on interest rate swaps	$(2,067)	$—
Supplemental cash flow disclosures:
Interest paid	$6,952	$11
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2015
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation, incorporated on December 12, 2012, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in the taxable year ended December 31, 2014, as the Company did not commence principal operations until March 18, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC (“CR V Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.) (“VEREIT”), a self-managed publicly traded REIT organized as a Maryland corporation and listed on the New York Stock Exchange (NYSE: VER). On February 7, 2014, VEREIT acquired Cole Real Estate Investments, Inc. (“Cole”), which, prior to its acquisition, indirectly owned and/or controlled the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering on a “best efforts” basis, offering up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s initial public offering offers up to 100.0 million shares of its common stock at a price of $25.00 per share, subject to reduction in certain circumstances, and up to 20.0 million additional shares to be issued pursuant to a distribution reinvestment plan (the “DRIP”) under which the Company’s stockholders may elect to have distributions reinvested in additional shares of common stock at a price of $23.75 per share (together, the “Offering”).
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
As of September 30, 2015, the Company had issued approximately 8.5 million shares of its common stock in the Offering for gross offering proceeds of $211.3 million before organization and offering costs, selling commissions and dealer manager fees of $21.9 million. The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The Company expects that the retail properties primarily will be single-tenant properties and multi-tenant “power centers” anchored by large, creditworthy national or regional retailers. The Company expects that the retail properties typically will be subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for most of the expenses of maintaining the property. As of September 30, 2015, the Company owned 111 properties, comprising 2.3 million rentable square feet of commercial space located in 28 states. As of September 30, 2015, the rentable space at these properties was 99.1% leased.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

On November 11, 2015, the Company’s board of directors approved the extension of the Offering until March 17, 2017, unless the Company’s board of directors terminates the Offering at an earlier date or all shares being offered have been sold, in which case the Offering will be terminated.
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
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses in the Company’s condensed consolidated statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated statement of cash flows.  As such, the corresponding prior period amounts have also been broken out into separate line items to conform to the current financial statement presentation. The reclassifications for the three and nine months ended September 30, 2014 had no effect on previously reported totals or subtotals.
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
Investment in and Recoverability of Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance are expensed as incurred.
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
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2015 or 2014.
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease a property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating expected future cash flows could result in a different determination of the property’s expected future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the fair value of the real estate assets.
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2015 or December 31, 2014.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The fair values of above-market and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above-market and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
September 30, 2015

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
Restricted Cash
The Company had $250,000 in restricted cash as of September 30, 2015. Included in restricted cash were escrowed investor proceeds of $75,000 for which shares of common stock had not been issued as of September 30, 2015, and $175,000 in lender cash management accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Cash and Cash Equivalents
As of September 30, 2015, the Company had cash on deposit, including restricted cash, at two financial institutions, in one of which the Company had deposits in excess of federally insured levels, totaling $16.2 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
Property Concentrations
As of September 30, 2015, two of the Company’s tenants accounted for 19% and 11%, respectively, of the Company’s 2015 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of September 30, 2015, eight of the Company’s properties were located in Texas, 13 were located in California, and nine were located in Indiana, with the properties of each such state accounting for 11% of the Company’s 2015 gross annualized rental revenues, and seven properties were located in Louisiana, which accounted for 10% of the Company’s 2015 gross annualized rental revenues. In addition, the Company had tenants in the drugstore, discount store, gas and convenience, and sporting goods industries, which comprised 20%, 17%, 11% and 10%, respectively, of the Company’s 2015 gross annualized rental revenues.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of any derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

The Company continually reviews receivables related to rent and unbilled rent receivables and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive income (loss). As of September 30, 2015 and December 31, 2014, the Company did not have an allowance for uncollectible accounts.
Recent Accounting Pronouncements
In May 2014, the U.S. Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605) and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers, including real estate sales, in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and the interim periods within that year. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated unaudited financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which eliminates the deferral of Financial Accounting Standard 167, modifies the evaluation of whether limited partnerships and similar legal entities are variable or voting interest entities, eliminates the presumption that the general partner should consolidate a limited partnership, modifies the consolidation analysis for reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and provides a scope exception for reporting entities with interests in legal entities that operate as registered money market funds. These changes will require re-evaluation of the consolidation conclusion for certain entities and will require the Company to revise its analysis regarding the consolidation or deconsolidation of such entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. Companies may elect to apply the amendments in ASU 2015-02 using a modified retrospective approach or by applying the amendments retrospectively. The Company is currently evaluating the impact of the new standard on the Company’s condensed consolidated unaudited financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs (“ASU 2015-03”). The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than presenting the deferred charge as an asset. The previous requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements”, which states that debt issuance costs are similar to debt discounts and effectively reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. After the update is adopted, debt disclosures would include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB sought to clarify questions that arose after ASU 2015-03 was issued by issuing ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”). The update clarifies that debt issuance costs related to securing a revolving line of credit may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Company is currently evaluating the impact of these new standards on the Company’s condensed consolidated unaudited financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this new standard on the Company’s condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

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
Level 2 – Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 – Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate – The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. These financial instruments are considered Level 2 inputs. As of September 30, 2015, the estimated fair value of the Company’s debt was $313.3 million, compared to a carrying value of $310.9 million. As of December 31, 2014, the estimated fair value of the Company’s debt was $249.7 million compared to the carrying value of $247.1 million. The fair value of the Company’s debt is estimated using Level 2 inputs.
Derivative instruments – The Company’s derivative instruments consist of an interest rate swap. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. The Company includes the impact of credit valuation adjustments on derivative instruments measured at fair value.
Other financial instruments – The Company utilizes the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, amounts due to affiliates and distributions payable in order to approximate their fair values because of their highly liquid nature and the short period of time between their origination and their expected realization. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of September 30, 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2015 (in thousands). The Company did not have any executed interest rate swap agreements as of December 31, 2014.

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Financial liability:
Interest rate swap	$(2,067)	$—	$(2,067)	$—

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

NOTE 4 — REAL ESTATE ACQUISITIONS
2015 Property Acquisitions
During the nine months ended September 30, 2015, the Company acquired 32 commercial properties for an aggregate purchase price of $84.6 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which will be no later than twelve months from the acquisition date. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the nine months ended September 30, 2015 (in thousands):

2015 Acquisitions
Land	$18,778
Building and improvements	57,838
Acquired in-place leases	7,566
Acquired above-market leases	1,360
Acquired below-market leases	(961)
Total purchase price	$84,581
During the three and nine months ended September 30, 2015, the Company recorded revenue of $1.5 million and $2.9 million, respectively, and net income of $168,000 and a net loss of $1.8 million, respectively, which includes acquisition-related expenses of $499,000 and $2.9 million, respectively, related to the 2015 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations, for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and the period from March 18, 2014 to September 30, 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2015	Period from March 18, 2014 to September 30, 2014
	2015	2014
Pro forma basis:
Revenue	$9,257	$2,375	$27,816	$4,334
Net (loss) income	$(355)	$(5,016)	$1	$(6,357)
The pro forma information for the three and nine months ended September 30, 2015 was adjusted to exclude $499,000 and $2.9 million, respectively, of acquisition-related expenses recorded during such periods related to the 2015 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the period from March 18, 2014 to September 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

2014 Property Acquisitions
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

2014 Acquisitions
Land	$45,875
Building and improvements	121,700
Acquired in-place leases	22,842
Acquired above-market leases	3,738
Acquired below-market leases	(288)
Fair value adjustment of assumed notes payable	(994)
Total purchase price	$192,873
During the three and nine months ended September 30, 2014, the Company recorded revenue of $739,000 and $831,000, respectively, and a net loss of $5.3 million and $6.5 million, respectively, related to the 2014 Acquisitions.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations, for each period presented below. The table below presents the Company’s estimated revenue and net (loss) income, on a pro forma basis, for the three months ended September 30, 2014 and for the period from March 18, 2014 to September 30, 2014, respectively (in thousands):

	Three Months Ended	Period from March 18, 2014 to
	September 30, 2014	September 2014
Pro forma basis:
Revenue	$2,587	$5,541
Net income (loss)	$882	$(3,518)
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
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2015, the Company entered into one interest rate swap agreement. The following table summarizes the terms of the Company’s executed interest rate swap agreement designated as a hedging instrument as of September 30, 2015 (in thousands). The Company did not have any executed interest rate swap agreements as of September 30, 2014.

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	September 30, 2015	Rate (1)	Date	Date	September 30, 2015
Interest Rate Swap	Deferred rental income, derivative liability and other liabilities	$120,000	4.02%	12/31/2015	4/25/2019	$(2,067)

(1) The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2015.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 to these condensed consolidated unaudited financial statements. The notional amount under the interest rate swap agreement is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swap as a cash flow hedge, to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Any ineffective portion of the change in fair value of the derivative instrument is recorded in interest expense. During the next twelve months, the Company estimates that an additional $1.0 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The following table summarizes the unrealized loss on the Company’s derivative instrument and hedging activity for the three and nine months ended September 30, 2015 (in thousands). The Company did not own any derivative instruments for the three and nine months ended September 30, 2014.

	Amount of Loss Recognized as Other Comprehensive Loss
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Interest Rate Swap (1)	$(2,067)	$(2,067)

(1) There were no portions of the change in the fair value of the interest rate swap that were considered ineffective during the nine months ended September 30, 2015.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of September 30, 2015, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $2.1 million. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swap based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swap as of September 30, 2015.
NOTE 6 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2015, the Company had $310.9 million of debt outstanding, with weighted average years to maturity of 2.9 years and a weighted average interest rate of 3.19%. The following table summarizes the debt activity for the nine months ended September 30, 2015 and the debt balances as of September 30, 2015 and December 31, 2014 (in thousands):

		During the Nine Months Ended September 30, 2015
	Balance as of December 31, 2014	Debt Issuance and Assumptions	Repayments	Other (1)	Balance as of September 30, 2015
Credit facility	$158,500	$67,500	$(3,500)	$—	$222,500
Fixed rate debt	68,645	—	—	(285)	68,360
Line of credit with affiliate	20,000	—	—	—	20,000
Total	$247,145	$67,500	$(3,500)	$(285)	$310,860

(1) Represents the accretion of the fair value adjustment of an assumed mortgage note payable.
As of September 30, 2015, the fixed rate debt includes mortgage notes assumed with a face amount of $42.8 million and a fair value of $43.6 million at the date of assumption. The fixed rate debt has interest rates ranging from 4.45% to 5.66% per annum. The debt outstanding matures on various dates from April 2017 through December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $89.3 million as

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

of September 30, 2015. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
On July 22, 2015, the Company entered into a modified credit agreement (the “Modified Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Modified Credit Agreement reduced the revolving loans (the "Revolving Loans”) from $300.0 million to $180.0 million, and added a term loan (the “Term Loan”) in the amount of $120.0 million for a total capacity of $300.0 million (collectively, the “Credit Facility”), with the maximum amount outstanding not to exceed the borrowing base, calculated as 65% of the aggregate value allocated to each qualified property comprising eligible collateral (the “Qualified Properties”) during the period from April 25, 2014 through April 25, 2016 and 60% of the aggregate value of the Qualified Properties during the period from April 26, 2016 to April 25, 2017. Based on the underlying collateral pool, which allows for borrowings up to $237.3 million, $14.8 million was available for additional borrowings under the Credit Facility as of September 30, 2015. Subject to meeting certain conditions described in the credit agreement for the Credit Facility (the “Credit Agreement”) and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million. Additionally, subject to meeting certain conditions described in the Credit Agreement, including obtaining Qualified Properties with an aggregate value of $1.0 billion, the Credit Facility may be converted into an unsecured credit facility, at which time certain terms and conditions, including interest rates, will be adjusted as described in the Credit Agreement. The Revolving Loans mature on April 25, 2017; however, the Company may elect to extend the maturity dates of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Credit Agreement. The Term Loan matures on April 25, 2019.
The Revolving Loans will bear interest at rates dependent upon the type of loan specified by the Company. For a eurodollar rate loan, as defined in the Credit Agreement, the interest rate will be equal to the one-month, two-month, three-month or six-month LIBOR for the interest period, as elected by the Company, multiplied by the statutory reserve rate (as defined in the Credit Agreement), plus the applicable rate (the “Eurodollar Applicable Rate”). The Eurodollar Applicable Rate is based upon the overall leverage ratio, generally defined in the Credit Agreement as the total consolidated outstanding indebtedness of the Company divided by the total consolidated asset value of the Company (the “Leverage Ratio”), and ranges from 1.90% at a Leverage Ratio of 50.0% or less to 2.45% at a Leverage Ratio greater than 60.0%. For base rate committed loans, the interest rate will be a per annum amount equal to the greater of: (a) JPMorgan Chase’s Prime Rate; (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%; or (c) one-month LIBOR multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 1.0% plus the applicable rate (the “Base Rate Applicable Rate”). The Base Rate Applicable Rate is based upon the Leverage Ratio, and ranges from 0.90% at a Leverage Ratio of 50.0% or less to 1.45% at a Leverage Ratio greater than 60.0%. As of September 30, 2015, the Revolving Loans had an interest rate of 2.65%. The Company executed a swap agreement on certain cash flows related to variable rate debt, which is currently associated with the $120.0 million Term Loan, which will have the effect of fixing the variable interest rate per annum on December 31, 2015 through the maturity date of the loan at 1.57% plus the applicable spread, which totaled 4.02% as of September 30, 2015. As of September 30, 2015, the Company had $102.5 million of debt outstanding under Revolving Loans and $120.0 million outstanding under its term loan, both at an interest rate of 2.65%.
The Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Credit Agreement required the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $1.9 million plus (ii) 75% of the issuance of equity from the date of the Modified Credit Agreement, a leverage ratio less than or equal to 65.0% and a fixed charge coverage ratio equal to or greater than 1.50. Based on the Company’s analysis and review of its results of operations and financial condition, the Company believes it was in compliance with the covenants of the Credit Facility as of September 30, 2015.
As of September 30, 2015, the Company had $20.0 million outstanding under its $60.0 million subordinate line of credit with Series C, LLC (“Series C”), an affiliate of the Company’s advisor (the “Series C Line of Credit”). The Series C Line of Credit bears interest at a rate per annum equal to the one-month LIBOR plus 2.20% with accrued interest payable monthly in arrears and principal due upon maturity on March 17, 2016. The Series C Line of Credit had an interest rate of 2.40% as of September 30, 2015. In the event the Series C Line of Credit is not paid off on the maturity date, the loan includes usual and customary default provisions. The Series C Line of Credit was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances. As of September 30, 2015, the Company had $40.0 million available for borrowing under the Series C Line of Credit.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. In addition, the Company may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property subject to environmental remediation.  Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify the Company against future remediation costs. The Company also carries environmental liability insurance on its properties that provides limited coverage for any remediation liability or pollution liability for third-party bodily injury or property damage claims for which the Company may be liable.  The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR V Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CR V Advisors, receives selling commissions of up to 7.0% of gross offering proceeds from the primary portion of the Offering before reallowance of selling commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds before reallowance to participating broker-dealers as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid for by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2015, CR V Advisors had paid organization and offering costs in excess of the 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess costs were not included in the condensed consolidated unaudited financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Offering:
Selling commissions	$900	$5,989	$2,102	$7,337
Selling commissions reallowed by CCC	$900	$5,989	$2,102	$7,337
Dealer manager fees	$279	$1,764	$650	$2,180
Dealer manager fees reallowed by CCC	$122	$953	$267	$1,131
Other offering costs	$315	$1,766	$745	$2,231

As of September 30, 2015, all of the amounts shown above had been paid to CR V Advisors and its affiliates.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

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
The Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
The Company reimburses CR V Advisors, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CR V Advisors or its affiliates for any amount by which their operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (1) 2.0% of average invested assets; or (2) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR V Advisors or its affiliates for personnel costs in connection with the services for which CR V Advisors receives acquisition or disposition fees.
The Company incurred fees and expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Acquisition and Operations:
Acquisition fees and expenses	$349	$4,100	$2,121	$4,831
Advisory fees and expenses	$1,002	$112	$2,840	$130
Operating expenses	$378	$116	$945	$144
As of September 30, 2015, $973,000 had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the Company’s acquisitions and operations stage and was a liability of the Company. During the nine months ended September 30, 2015, CR V Advisors permanently waived its right to expense reimbursements totaling $250,000, and thus the Company is not responsible for this amount.
Liquidation/Listing
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of properties, the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the brokerage commission paid on the sale of the property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the disposition fee paid to CR V Advisors or its affiliates, when added to the real estate commissions paid to unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Company’s board of directors, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the asset sold.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

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
During each of the nine months ended September 30, 2015 and 2014, no commissions or fees were incurred for any services provided by CR V Advisors and its affiliates in connection with the liquidation/listing stage.
Due to/from Affiliates
As of September 30, 2015, $1.1 million had been incurred by CR V Advisors or its affiliates, primarily for advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company and was included in amounts due to affiliates on the condensed consolidated unaudited balance sheets. As of December 31, 2014, $2.0 million had been incurred, but not yet paid, primarily for advisory, operating and acquisition-related expenses by CR V Advisors or its affiliates for properties that the Company purchased during the year ended December 31, 2014.
As of September 30, 2015, $41,000 was due from CR V Advisors or its affiliates. As of December 31, 2014, $110,000 was due from CR V Advisors and its affiliates, primarily related to amounts paid by the Company on dead deals that were reimbursable by the advisor.
Transactions
During the nine months ended September 30, 2015, the Company incurred $361,000 of interest expense related to the Series C Line of Credit, of which $40,000 was due to an affiliate of CR V Advisors as of September 30, 2015. Refer to Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
NOTE 9 — ECONOMIC DEPENDENCY
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
NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
As of November 10, 2015, the Company had received $219.1 million in gross offering proceeds through the issuance of approximately 8.8 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to September 30, 2015, the Company redeemed approximately 25,200 shares for $608,000 at an average per share price of $24.10.
Investment in Real Estate Assets
Subsequent to September 30, 2015, the Company acquired a 100% interest in one real estate property for an aggregate purchase price of $1.8 million. The acquisition was funded with proceeds from the Offering. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide the disclosure for this property in Note 4 to these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2015

Extension of the Offering
The Company previously disclosed that the Offering would close on March 17, 2016, unless extended by the Company’s board of directors. On November 11, 2015, the Company’s board of directors approved the extension of the Offering until March 17, 2017, unless the board of directors terminates the Offering at an earlier date or all shares being offered have been sold, in which case the Offering will be terminated. If all of the shares the Company is offering have not been sold by March 17, 2017, the board of directors may further extend the Offering as permitted under applicable law.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust V, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
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

•	our ability to raise a substantial amount of capital in the near term;

•	decreased investment in the Company or increased redemptions;

•	increases in interest rates;

•	construction costs that may exceed estimates or construction delays;

•	lease-up risks, rent relief, or the inability to obtain new tenants upon the expiration or termination of existing leases;

•	the potential need to fund tenant improvements or other capital expenditures out of operating cash flows;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs); and

•	changes to GAAP.
Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview
We were formed on December 12, 2012, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes beginning with the year ended December 31, 2014. We commenced our principal operations on March 18, 2014, when we satisfied the conditions of our escrow agreement and issued approximately 110,000 shares of our common stock. We have no paid employees and are externally advised and managed by CR V Advisors. We intend to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of retail and other income-producing commercial properties, which are leased to creditworthy tenants under long-term leases. We expect that most of the properties will be strategically located throughout the United States and U.S. protectorates and subject to long-term triple net or double net leases, whereby the tenant will be obligated to pay for all or most of the expenses of maintaining the property (including real estate taxes, special assessments and sales and use taxes, utilities, insurance, building repairs and common area maintenance related to the property). We generally intend to hold each property we acquire for an extended period of more than seven years.
On February 7, 2014, VEREIT acquired Cole, which, prior to its acquisition, indirectly owned and/or controlled our external advisor, CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital. As a result of VEREIT’s acquisition of Cole, VEREIT indirectly owns and/or controls CR V Advisors, CCC, CREI Advisors and Cole Capital.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 92% and 97% of our total revenue for the three months ended September 30, 2015 and 2014, respectively, and 91% and 97% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively. As 99.1% of our rentable square feet was under lease as of September 30, 2015 with a weighted average remaining lease term of 12.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. CR V Advisors regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If CR V Advisors identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of September 30, 2015, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate assets net of gross intangible lease liabilities, was 62.6%.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. Due to the volume of acquisitions during the periods presented, a discussion of same store sales is not considered meaningful and as such is not included in the results of operations. The following table shows the property statistics of our real estate assets as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Number of properties	111	47
Approximate rentable square feet (1)	2.3 million	716,000
Percentage of rentable square feet leased	99.1%	98.6%

(1) Includes square feet of the buildings on land parcels subject to ground leases.

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Properties acquired	2		40		32		47
Approximate purchase price of acquired properties	$14.0	million	$163.7	million	$84.6	million	$192.9	million
Approximate rentable square feet	27,000		572,000		426,000		716,000
As shown in the tables above, we owned 111 commercial properties as of September 30, 2015, compared to 47 commercial properties as of September 30, 2014. In addition, principal operations began on March 18, 2014. Accordingly, our results of operations for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014, reflect significant increases in most categories.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenue. Revenue was $9.1 million for the three months ended September 30, 2015, compared to $739,000 for the three months ended September 30, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 92% and 97% of our total revenue for the three months ended September 30, 2015 and 2014, respectively. We also recorded tenant reimbursement income of $767,000 related to certain operating expenses paid by us subject to reimbursement by tenants during the three months ended September 30, 2015, compared to $22,000 reimbursable income recorded during the three months ended September 30, 2014. The increase in revenue was primarily due to the acquisition and management of 64 rental income-producing properties subsequent to September 30, 2014.
General and Administrative Expenses. General and administrative expenses increased $600,000 to $1.0 million for the three months ended September 30, 2015, compared to $400,000 for the three months ended September 30, 2014. The increase was primarily due to increased operating expense reimbursements to our advisor as a result of the acquisition of 64 rental income-producing properties subsequent to September 30, 2014, combined with an increase in legal and accounting fees and fees for unused amounts on the Credit Facility for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The primary general and administrative expense items are operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility, legal and accounting fees.
Property Operating Expenses. Property operating expenses were $398,000 for the three months ended September 30, 2015, compared to $6,000 for the three months ended September 30, 2014. The increase was due to the acquisition of 64 rental income-producing properties subsequent to September 30, 2014.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses increased $890,000 to $1.0 million for the three months ended September 30, 2015, compared to $112,000 for the three months ended September 30, 2014. The increase was due to owning 109 properties for the entire three months ended September 30, 2015 and purchasing two additional properties during such period, compared to owning seven properties during the entire three months ended September 30, 2014 and purchasing 40 properties during such period.
Acquisition-related Expenses. Acquisition-related expenses were $511,000 for the three months ended September 30, 2015, compared to $5.0 million for the three months ended September 30, 2014. The decrease was due to the acquisition-related expenses incurred in connection with the purchase of two commercial properties for an aggregate purchase price of $14.0 million during the three months ended September 30, 2015, compared to the purchase of 40 commercial properties for an aggregate purchase price of $163.7 million during the three months ended September 30, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $3.2 million for the three months ended September 30, 2015, compared to $377,000 for the three months ended September 30, 2014. The increase was primarily due to owning 109 properties for the entire three months ended September 30, 2015 and purchasing two additional properties during such period, compared to owning seven properties during the entire three months ended September 30, 2014 and purchasing 40 properties during such period.
Interest Expense and Other. Interest expense and other was $3.0 million for the three months ended September 30, 2015, compared to $84,000 for the three months ended September 30, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $306.7 million during the three months ended September 30, 2015 from $62.1 million during the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue. Revenue was $25.8 million for the nine months ended September 30, 2015, compared to $831,000 for the nine months ended September 30, 2014. Our revenue consisted primarily of rental and other property income from net leased commercial properties, which accounted for 91% and 97% of our total revenue for the nine months ended September 30, 2015 and 2014, respectively. We also recorded tenant reimbursement income of $2.2 million related to certain operating expenses paid by us subject to reimbursement by tenants during the nine months ended September 30, 2015, compared to $28,000 reimbursable income recorded during the nine months ended September 30, 2014. The increase in revenue was primarily due to the acquisition and management of 64 rental income-producing properties subsequent to September 30, 2014.
General and Administrative Expenses. General and administrative expenses increased $1.9 million to $2.5 million for the nine months ended September 30, 2015, compared to $553,000 for the nine months ended September 30, 2014. The increase was primarily due to increased operating expense reimbursements to our advisor as a result of the acquisition of 64 rental income-producing properties subsequent to September 30, 2014, combined with an increase in legal and accounting fees, fees for unused amounts on the Credit Facility, escrow and trustee fees and state income and franchise taxes for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The primary general and administrative expense items are operating expense reimbursements to our advisor, fees for unused amounts on the Credit Facility, legal and accounting fees.
Property Operating Expenses. Property operating expenses were $1.1 million for the nine months ended September 30, 2015, compared to $6,000 for the nine months ended September 30, 2014. The increase was due to the acquisition of 64 rental income-producing properties subsequent to September 30, 2014.
Advisory Fees and Expenses. Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average invested assets, as our average invested assets are less than $2.0 billion. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement. Advisory fees and expenses were $2.8 million for the nine months ended September 30, 2015, compared to $130,000 for the nine months ended September 30, 2014. The increase was due to owning 109 properties for the entire nine months ended September 30, 2015 and purchasing two additional properties during such period, compared to owning seven properties during the entire nine months ended September 30, 2014 and purchasing 40 properties during such period.
Acquisition-related Expenses. Acquisition-related expenses were $2.9 million for the nine months ended September 30, 2015, compared to $6.0 million for the nine months ended September 30, 2014. The decrease was due to the acquisition-related expenses incurred in connection with the purchase of 32 commercial properties for an aggregate purchase price of $84.6 million during the nine months ended September 30, 2015, compared to the purchase of 47 commercial properties for an aggregate purchase price of $192.9 million during the nine months ended September 30, 2014.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $9.3 million for the nine months ended September 30, 2015, compared to $438,000 for the nine months ended September 30, 2014. The increase was primarily due to owning 109 properties for the entire nine months ended September 30, 2015 and purchasing two additional properties during such period, compared to owning seven properties during the entire nine months ended September 30, 2014 and purchasing 40 properties during such period.
Interest Expense and Other. Interest expense and other was $7.8 million for the nine months ended September 30, 2015, compared to $118,000 for the nine months ended September 30, 2014. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $279.0 million during the nine months ended September 30, 2015 from $56.1 million during the nine months ended September 30, 2014.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.0043150685 per share (which equates to approximately 6.30% on an annualized basis calculated at the current rate, assuming a $25.00 per share purchase price) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2015 and ending on December 31, 2015. As of September 30, 2015, we had distributions payable of $1.1 million.
During the nine months ended September 30, 2015 and 2014, we paid distributions of $8.9 million and $593,000, respectively, including $4.9 million and $281,000, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2015 and net cash used in operating activities for the nine months ended September 30, 2014 were $7.5 million and $5.0 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $2.9 million and $6.0 million, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of

$2.9 million. Our distributions for the nine months ended September 30, 2015 were funded by cash flows from operations of $7.5 million, or 84%, and proceeds from the Offering of $1.4 million, or 16%. Our distributions for the nine months ended September 30, 2014 were fully funded by proceeds from the Offering of $593,000.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The share redemption program provides that we will redeem shares of our common stock from requesting stockholders, subject to the terms and conditions of the share redemption program. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the net proceeds we receive from the sale of shares under the DRIP. In addition, we will redeem shares on a quarterly basis, at the rate of approximately 1.25% of the weighted average number of shares outstanding during the trailing 12 month period ending on the last day of the fiscal quarter for which the redemptions are being paid. During the nine months ended September 30, 2015, we redeemed 10,400 shares, which exclude cancellations, under our share redemption program for $260,000 at an average redemption price of $24.96 per share. Additionally, as of September 30, 2015, we received valid redemption requests under our share redemption program totaling approximately 23,400 shares, which were redeemed in full subsequent to September 30, 2015 for $565,000 at an average redemption price of $24.12 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. We have funded and intend to continue funding share redemptions with proceeds from the DRIP.
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
As of September 30, 2015, we had cash and cash equivalents of $16.4 million and available borrowings of $54.8 million. Additionally, as of September 30, 2015, we had unencumbered properties with a gross book value of $380.1 million, including $365.2 million of assets that are part of the Credit Facility’s unencumbered borrowing base (the “Borrowing Base Assets”), which may be used as collateral to secure additional financing in future periods or as additional collateral to facilitate the refinancing of current mortgage debt as it becomes due, subject to certain covenants and leverage and borrowing base restrictions related to the Credit Facility; however, the use of any Borrowing Base Assets as collateral would reduce the available borrowings under the Credit Facility.
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
We expect our operating cash flows to increase as we continue to acquire properties. Assuming a maximum offering, we expect that approximately 87.6% of the money that stockholders invest (86.3% if no shares are sold pursuant to the DRIP) will be used to purchase real estate or other real estate-related investments. The remaining approximately 12.4% (13.7% if no shares are sold pursuant to the DRIP) will be used for working capital, and to pay costs of the offering, including selling commissions and the dealer manager fee, and fees and expenses of our advisor in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CR V Advisors or its affiliates and can be reimbursed by us up to 2.0% of aggregate gross offering proceeds. As of September 30, 2015, CR V Advisors had paid organization and offering costs in excess of the 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess costs were not included in our condensed consolidated unaudited financial statements because such costs were not a liability of ours as they exceeded 2.0% of gross proceeds from the Offering. As we continue to raise additional proceeds from the Offering, these excess costs may become payable to CR V Advisors.

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
As of September 30, 2015, we had issued approximately 8.5 million shares of our common stock in the Offering, resulting in gross proceeds of $211.3 million.
As of September 30, 2015, we had $310.9 million of debt outstanding with a weighted average interest rate of 3.19%. In addition, as of September 30, 2015, we had available borrowings of $14.8 million under the Credit Facility and $40.0 million under the Series C Line of Credit. See Note 6 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2015 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$222,500	$—	$102,500	$120,000	$—
Interest payments — credit facility (2)	15,599	5,896	7,900	1,803	—
Principal payments — fixed rate debt (3)	67,750	—	42,750	—	25,000
Interest payments — fixed rate debt	13,907	3,591	3,479	2,259	4,578
Principal payments — line of credit with affiliate	20,000	20,000	—	—	—
Interest payments — line of credit with affiliate (4)	220	220	—	—	—
Total	$339,976	$29,707	$156,629	$124,062	$29,578

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the interest rate in effect as of September 30, 2015 of 2.65%. On July 22, 2015, we entered into the Modified Credit Agreement, which reduced the Revolving Loans from $300.0 million to $180.0 million, and added a Term Loan in the amount of $120.0 million for a total capacity of $300.0 million. The Term Loan matures on April 25, 2019. Additionally, we executed a swap agreement associated with the $120.0 million Term Loan, which will have the effect of fixing the variable interest rate per annum beginning on December 31, 2015 through the maturity date of the loan. As of September 30, 2015, the interest rate was 4.02%.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable secured by our wholly-owned properties. As of September 30, 2015, the fair value adjustment, net of accretion, of mortgage notes assumed was $610,000.

(4)	Payment obligations under the Series C Line of Credit are based on the interest rate in effect as of September 30, 2015 of 2.40%.
We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Under our charter, we are required to limit our borrowings to 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines, unless borrowings in excess of such limit are approved by a majority of our independent directors. In addition to this limitation in our charter, our board of directors has adopted a policy to further limit our aggregate borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets; provided however, that a majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interest of us and our stockholders during our initial capital raising stage. The independent directors believe such borrowing levels are justified as higher debt levels during the offering stage may enable us to acquire properties earlier than we might otherwise be able to acquire them if we were to adhere to the 60% debt limitation, which could yield returns that are accretive to the portfolio. In addition, as we are in the offering stage, more equity could be raised in the future to reduce the debt levels. As of September 30, 2015, our ratio of debt to total gross real estate assets exceeded the 60% limitation, consistent with the policy approved by our independent directors.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $12.5 million to $7.5 million for the nine months ended September 30, 2015, compared to net cash used in operating activities of $5.0 million for the nine months ended September 30, 2014. The change was primarily due to an increase in depreciation and amortization of $9.8 million and a decrease in net loss of $4.2 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $70.0 million to $86.2 million for the nine months ended September 30, 2015, compared to $156.2 million for the nine months ended September 30, 2014. The decrease resulted from the purchase of 32 properties for the nine months ended September 30, 2015, compared to the purchase of 47 properties for the nine months ended September 30, 2014.
Financing Activities. Net cash provided by financing activities decreased $79.3 million to $88.2 million for the nine months ended September 30, 2015, compared to $167.5 million for the nine months ended September 30, 2014. The change was primarily due to an a decrease in net proceeds from the issuance of common stock of $70.7 million, a decrease in net proceeds from the Credit Facility and notes payable of $4.5 million and an increase in distributions to investors of $3.7 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to stockholders and recordkeeping. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification is lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated unaudited financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated unaudited financial statements.
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We consider our critical accounting policies to be the following:

•	Investment in and Recoverability of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets;

•	Derivative Instruments and Hedging Activities;

•	Revenue Recognition; and

•	Income Taxes.
Except as set forth below, a complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2014. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2014 and related notes thereto.
Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income (loss). The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Commitments and Contingencies
We may be subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanations.
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition fees, disposition fees, organization and offering costs, selling commissions, dealer manager fees, advisory fees and reimbursement of certain operating costs. See Note 8 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Subsequent Events
Certain events occurred subsequent to September 30, 2015 through the filing date of this Quarterly Report on Form 10-Q. Refer to Note 10 to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
Recent Accounting Pronouncements
Refer to Note 2 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation. We are currently evaluating the impact to our financial statements of accounting pronouncements issued, but not yet applied by us.
Off-Balance Sheet Arrangements
As of September 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
In connection with the acquisition of our properties, we have obtained variable rate debt financing and are therefore exposed to changes in LIBOR. As of September 30, 2015, we had an aggregate of $242.5 million of variable rate debt outstanding under the Series C Line of Credit and the Credit Facility, and a change of 50 basis points in interest rates would result in a change in interest expense of $1.2 million per annum. In the future, we may obtain additional variable rate debt financing to fund certain property acquisitions and may be further exposed to interest rate changes. Our objectives in managing interest rate risks will be to limit the impact of interest rate changes on operations and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. In addition, we expect that we may enter into derivative financial instruments such as interest rate swaps, interest rate caps and rate lock arrangements in order to mitigate our interest rate risk. To the extent we enter into such arrangements, we are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of September 30, 2015, we had one interest rate swap agreement outstanding, which becomes effective on December 31, 2015 and matures on April 25, 2019, with an aggregate notional amount of $120.0 million and an aggregate net fair value loss of $2.1 million. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of September 30, 2015, an increase of 50 basis points in interest rates would result in a derivative liability of

$111,900, representing a $2.0 million net change. A decrease of 50 basis points would result in a derivative liability of $4.1 million, representing a $2.0 million net change to the fair value of the net derivative liability.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2015 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the nine months ended September 30, 2015, we paid distributions of $8.9 million, including $4.9 million through the issuance of shares pursuant to the DRIP. Our net loss was $2.2 million and $6.5 million, respectively, as of September 30, 2015 and 2014. During the year ended December 31, 2014, we paid distributions of $2.7 million, including $1.5 million through the issuance of shares pursuant to the DRIP. Our net loss was $12.1 million as of December 31, 2014, cumulative since inception. As we did not commence principal operations until March 18, 2014, we did not pay any distributions during the period from December 12, 2012 (Date of Inception) to December 31, 2013.
Net cash provided by operating activities for the nine months ended September 30, 2015 was $7.5 million and reflected a reduction for real estate acquisition-related expenses incurred of $2.9 million. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $2.9 million. Our distributions for the nine months ended September 30, 2015 were funded by cash flows from operations of $7.5 million, or 84%, and proceeds from the Offering of $1.4 million, or 16%.
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
As of September 30, 2015, we had issued approximately 8.5 million shares of our common stock in the Offering for gross offering proceeds of $211.3 million, out of which we incurred $17.7 million in selling commissions and dealer manager fees and $4.2 million in organization and offering costs to CR V Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $468.4 million in real estate assets and incurred acquisition-related expenses of $14.9 million, including costs of $11.8 million in acquisition fees and expense reimbursements to CR V Advisors. As of November 10, 2015, we have sold approximately 8.8 million shares in the Offering for gross offering proceeds of $219.1 million. The Company did not make any sales of unregistered securities during the nine months ended September 30, 2015.

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
During the three months ended September 30, 2015, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	—	$—	—	(1)
August 1, 2015 - August 31, 2015	2,776	$24.97	2,776	(1)
September 1, 2015 - September 30, 2015	—	$—	—	(1)
Total	2,776		2,776	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended September 30, 2015 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
No events occurred during the three months ended September 30, 2015 that would require a response to this item.

Item 6.	Exhibits
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
(Principal Financial Officer)
Date: November 13, 2015

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed October 20, 2015).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed October 20, 2015).
4.3	Alternative Form of Initial Subscription Agreement (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed October 20, 2015).
4.4	Alternative Form of Additional Subscription Agreement (Incorporated by reference to Appendix E to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed October 20, 2015).
10.1
Fifth Modification Agreement, dated as of September 25, 2015, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A. and Capital One, N.A. (Incorporated by reference to Exhibit 10.30 to Post-effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-189891), filed on October 1, 2015).

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