Form 10-Q
period 2016-03-31
Cole Credit Property Trust V, Inc.
filed 2016-05-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2016, there were approximately 10.8 million shares of Class A common stock, par value $0.01, and 0 shares of Class T common stock, par value $0.01, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$114,241	$106,800
Buildings and improvements	336,016	317,604
Intangible lease assets	53,486	51,701
Total real estate investments, at cost	503,743	476,105
Less: accumulated depreciation and amortization	(19,235)	(15,737)
Total real estate investments, net	484,508	460,368
Cash and cash equivalents	11,746	10,110
Restricted cash	756	354
Prepaid expenses and other assets	265	339
Due from affiliates	8	—
Rents and tenant receivables	2,928	2,985
Deferred costs, net	811	997
Total assets	$501,022	$475,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$295,302	$268,463
Line of credit with affiliate	—	20,000
Accounts payable and accrued expenses	2,130	1,587
Escrowed investor proceeds	155	4
Due to affiliates	1,390	1,076
Intangible lease liabilities, net	4,112	4,249
Distributions payable	1,357	1,218
Derivative liabilities, deferred rental income and other liabilities	4,272	2,996
Total liabilities	308,718	299,593
Commitments and contingencies
Redeemable common stock	7,763	7,277
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value; 245,000,000 shares authorized, 10,365,849 and 9,292,168 shares issued and outstanding, respectively	104	93
Class T common stock, $0.01 par value; 245,000,000 shares authorized, none issued and outstanding	—	—
Capital in excess of par value	223,054	199,677
Accumulated distributions in excess of earnings	(35,503)	(30,354)
Accumulated other comprehensive loss	(3,114)	(1,133)
Total stockholders’ equity	184,541	168,283
Total liabilities and stockholders’ equity	$501,022	$475,153
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$8,652	$7,340
Tenant reimbursement income	1,115	730
Total revenues	9,767	8,070
Operating expenses:
General and administrative	1,020	545
Property operating	468	370
Real estate tax	831	505
Advisory fees and expenses	1,119	838
Acquisition-related	1,250	1,726
Depreciation and amortization	3,296	3,014
Total operating expenses	7,984	6,998
Operating income	1,783	1,072
Other income (expense):
Interest expense and other, net	(3,098)	(2,325)
Net loss	$(1,315)	$(1,253)
Weighted average number of common shares outstanding:
Basic and diluted	9,788,425	7,154,592
Net loss per common share:
Basic and diluted	$(0.13)	$(0.18)
Distributions declared per common share	$0.39	$0.39
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,315)	$(1,253)
Other comprehensive loss:
Unrealized loss on interest rate swap	(2,368)	—
Amount of loss reclassified from other comprehensive loss as interest expense	387	—
Total other comprehensive loss	(1,981)	—
Total comprehensive loss	$(3,296)	$(1,253)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value
Balance, January 1, 2016	9,292,168	$93	$199,677	$(30,354)	$(1,133)	$168,283
Issuance of common stock	1,134,475	12	28,027	—	—	28,039
Distributions to investors	—	—	—	(3,834)	—	(3,834)
Commissions on stock sales and related dealer manager fees	—	—	(2,147)	—	—	(2,147)
Other offering costs	—	—	(565)	—	—	(565)
Redemptions of common stock	(60,794)	(1)	(1,452)	—	—	(1,453)
Changes in redeemable common stock	—	—	(486)	—	—	(486)
Comprehensive loss	—	—	—	(1,315)	(1,981)	(3,296)
Balance, March 31, 2016	10,365,849	$104	$223,054	$(35,503)	$(3,114)	$184,541
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,315)	$(1,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,361	3,104
Straight-line rental income	(270)	(340)
Amortization of deferred financing costs	288	242
Amortization of fair value adjustments of notes payable assumed	(99)	(93)
Changes in assets and liabilities:
Rents and tenant receivables	327	12
Prepaid expenses and other assets	74	10
Accounts payable and accrued expenses	543	(319)
Derivative liabilities, deferred rental income and other liabilities	(705)	592
Due to affiliates	334	(35)
Due from affiliates	(8)	53
Net cash provided by operating activities	2,530	1,973
Cash flows from investing activities:
Investment in real estate assets	(27,638)	(49,154)
Change in restricted cash	(402)	(175)
Net cash used in investing activities	(28,040)	(49,329)
Cash flows from financing activities:
Proceeds from issuance of common stock	26,100	8,267
Redemptions of common stock	(1,453)	—
Offering costs on issuance of common stock	(2,732)	(792)
Proceeds from credit facility and notes payable	52,100	43,500
Repayment of credit facility and notes payable	(25,000)	—
Repayment of line of credit with affiliate	(20,000)	—
Distributions to investors	(1,756)	(1,203)
Change in escrowed investor proceeds	151	—
Deferred financing costs paid	(264)	(65)
Net cash provided by financing activities	27,146	49,707
Net increase in cash and cash equivalents	1,636	2,351
Cash and cash equivalents, beginning of period	10,110	6,907
Cash and cash equivalents, end of period	$11,746	$9,258
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$1,357	$973
Common stock issued through distribution reinvestment plan	$1,939	$1,532
Net unrealized loss on interest rate swaps	$1,981	$—
Supplemental cash flow disclosures:
Interest paid	$2,833	$2,093
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2016
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation, incorporated on December 12, 2012, that qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in its taxable year ended December 31, 2014, as the Company did not commence principal operations until March 18, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC (“CR V Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the initial public offering offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) at a price of $25.00 per share until April 8, 2016 and $26.37 per share effective April 11, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “DRIP”) at a price of $23.75 per share until April 8, 2016 and $24.00 per share effective April 11, 2016 (together with Class T Shares as defined below, the “Offering”). In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company reallocated a portion ($1,125,000,000 in shares) of the Class A Shares offered in the Offering to Class T Shares of the Company’s common stock (the “Class T Shares”) and began offering Class T Shares at a price of $25.26 per share in the Offering. The Company reserves the right to reallocate the shares being offered in the Offering among the classes of shares and between the primary offering and the DRIP.
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to VEREIT Operating Partnership, L.P. (“VEREIT OP”), an affiliate of Cole Capital and the operating partnership of VEREIT, resulting in gross proceeds of $2.5 million, and commenced principal operations. As of March 31, 2016, the Company had issued approximately 10.5 million shares of common stock in the Offering for gross offering proceeds of $259.7 million before offering costs and selling commissions of $26.6 million.
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
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T Shares pursuant to filings of Articles of Amendment to the Company’s Articles of Amendment and Restatement and Articles Supplementary to the Company’s Articles of Amendment and Restatement. The Class A Shares and Class T Shares have similar voting rights, although distributions are expected to differ to pay any distribution and stockholder servicing fees, as defined in the Company’s charter, as amended, that may be associated with the Class T Shares. In addition, the Company’s charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate assets available for distribution as the number of outstanding shares of such class held by such holder to the total number of outstanding shares of such class then outstanding. All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of the Articles of Amendment to the Company’s Articles of Amendment and Restatement and the Articles Supplementary to the Company’s

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Articles of Amendment and Restatement were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary.
On March 29, 2016, the Board adopted an Amended and Restated Distribution Reinvestment Plan to allow for the reinvestment of distributions paid on Class T Shares once they become available. The Amended and Restated Distribution Reinvestment Plan became effective as of May 1, 2016.
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Commencing on April 11, 2016, the offering price for shares pursuant to the primary offering portion of the Offering reflects the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the class of shares being purchased. Going forward, the Company intends to publish an updated estimated per share NAV on at least an annual basis.
Pursuant to the terms of the DRIP, commencing April 11, 2016, distributions are reinvested in shares of the Company’s common stock at $24.00 per share, the estimated per share NAV as determined by the Board. Pursuant to the terms of the Company’s share redemption program, commencing on April 11, 2016, the estimated per share NAV of $24.00 shall serve as the most recent estimated per share value for purposes of the share redemption program.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States. The retail properties primarily will be single tenant properties and multi-tenant “power centers” anchored by large, creditworthy national, regional or local retailers. The Company expects that the retail properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of March 31, 2016, the Company owned 116 properties, comprising 2.5 million rentable square feet of commercial space located in 31 states. As of March 31, 2016, the rentable space at these properties was 99.5% leased.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015, and related notes thereto set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated unaudited financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s condensed consolidated unaudited statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated unaudited statements of cash flows. The Company has also chosen to combine depreciation of $2.0 million and amortization of $972,000 for the three months ended March 31, 2015

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations. These reclassifications had no effect on previously reported totals or subtotals.
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
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2016 or December 31, 2015.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
The determination of the fair values of the real estate assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could materially impact the Company’s results of operations.
Restricted Cash and Escrows
The Company had $756,000 and $354,000 in restricted cash as of March 31, 2016 and December 31, 2015, respectively. Included in restricted cash were escrowed investor proceeds of $155,000 and $4,000 for which shares of common stock had not been issued as of March 31, 2016 and December 31, 2015, respectively, and $601,000 and $350,000 in lender cash management accounts as of March 31, 2016 and December 31, 2015, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Cash Concentrations
As of March 31, 2016, the Company had cash on deposit, including restricted cash, at two financial institutions, in one of which the Company had deposits in excess of federally insured levels totaling $11.8 million; however, the Company has not experienced any losses in such accounts. The Company limits significant cash deposits to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive loss. As of March 31, 2016 and December 31, 2015, the Company did not have an allowance for uncollectible accounts.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) - The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of ASU 2015-16 and noted that there will not be a significant impact to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) - The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

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
On February 25, 2016, the Financial Accounting Standards Board issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASC 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) - The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:
Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2016, the estimated fair value of the Company’s debt was $296.0 million, compared to the carrying value of $296.4 million. The estimated fair value of the Company’s debt was $290.8 million as of December 31, 2015, compared to the carrying value on that date of $289.3 million.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of March 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(3,114)	$—	$(3,114)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial liability:
Interest rate swap	$(1,133)	$—	$(1,133)	$—
NOTE 4 — REAL ESTATE ACQUISITIONS
2016 Property Acquisitions
During the three months ended March 31, 2016, the Company acquired four commercial properties for an aggregate purchase price of $27.6 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which will be no later than 12 months from the acquisition date. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the three months ended March 31, 2016 (in thousands):

March 31, 2016
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases (1)	1,762
Total purchase price	$27,614

(1)	The weighted average amortization period for acquired in-place leases is 11.6 years for acquisitions completed during the three months ended March 31, 2016.
During the three months ended March 31, 2016, the Company recorded revenue of $194,000 and net loss of $1.1 million, which includes acquisition-related expenses of $1.2 million, related to the 2016 Acquisitions.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

The following table summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Pro forma basis (unaudited):
Revenue	$10,060	$8,558
Net loss	$(93)	$(2,423)
The unaudited pro forma information for the three months ended March 31, 2016 was adjusted to exclude $1.2 million of acquisition-related expenses recorded during such periods related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the unaudited pro forma information for the three months ended March 31, 2015. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
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

March 31, 2015
Land	$8,383
Buildings and improvements	34,101
Acquired in-place leases	4,422
Acquired above-market leases	1,112
Intangible lease liabilities	(50)
Total purchase price	$47,968
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

	Three Months Ended	Period from March 18, 2014 to
	March 31, 2015	March 31, 2014
Pro forma basis (unaudited):
Revenue	$8,478	$144
Net income (loss)	$536	$(1,893)
The unaudited pro forma information for the three months ended March 31, 2015 was adjusted to exclude $1.7 million of acquisition costs recorded during such period related to the 2015 Acquisitions. Accordingly, these costs were instead recognized in the unaudited pro forma information for the period from March 18, 2014 to March 31, 2014. The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

Property Concentrations
As of March 31, 2016, two of the Company’s tenants accounted for 18% and 11%, respectively, of the Company’s 2016 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of March 31, 2016, eight of the Company’s properties were located in Texas and 13 were located in California, each of which accounted for 11% of the Company’s 2016 gross annualized rental revenues, and nine properties were located in Indiana and seven were located in Louisiana, each of which accounted for 10% of the Company’s 2016 gross annualized rental revenues. In addition, the Company had tenants in the drugstore, discount store, gas and convenience, and sporting goods industries, which accounted for 19%, 16%, 11% and 10%, respectively, of the Company’s 2016 gross annualized rental revenues.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2016, the Company entered into one interest rate swap agreement, and as of March 31, 2016, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional Amount as of	Interest	Effective	Maturity	Fair Value of Liabilities as of
	Balance Sheet Location	March 31, 2016	Rate (1)	Date	Date	March 31, 2016	December 31, 2015
Interest Rate Swaps	Deferred rental income, derivative liabilities and other liabilities	$141,100	3.49% to 4.02%	12/31/2015 to 1/15/2016	4/25/2019 to 2/1/2021	$(3,114)	$(1,133)

(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2016, the amount reclassified was $387,000.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2016. During the next 12 months, the Company estimates that an additional $1.4 million will be reclassified from other comprehensive loss as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of March 31, 2016, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $3.2 million. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2016, the Company had $295.3 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 2.8 years and a weighted average interest rate of 3.92%. The following table summarizes the debt balances as of March 31, 2016 and December 31, 2015, and the debt activity for the three months ended March 31, 2016 (in thousands):

		During the Three Months Ended March 31, 2016
	Balance as of December 31, 2015	Debt Issuance, net (1)	Repayments and Assumptions	Accretion and (Amortization)	Balance as of March 31, 2016
Credit facility	$201,500	$31,000	$(25,000)	$—	$207,500
Fixed rate debt	67,750	21,100	—	—	88,850
Line of credit with affiliate	20,000	—	(20,000)	—	—
Total debt	289,250	52,100	(45,000)	—	296,350
Net premiums (2)	511	—	—	(99)	412
Deferred costs (3)	(1,298)	(264)	—	102	(1,460)
Total debt, net	$288,463	$51,836	$(45,000)	$3	$295,302

(1) Includes deferred financing costs incurred during the period.
(2) Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(3) Deferred costs relate to mortgage notes payable and the term portion of the credit facility.
As of March 31, 2016, the fixed rate debt outstanding of $88.9 million included mortgage notes assumed with a face amount of $42.8 million and a fair value of $43.7 million at the date of assumption and $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.49% to 5.66% per annum. The debt outstanding matures on various dates from April 2017 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed debt outstanding was $124.0 million as of March 31, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has a modified credit agreement (the “Modified Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Modified Credit Agreement reduced the revolving loans (the “Revolving Loans”) under the original credit agreement from $300.0 million to $180.0 million, and added a term loan (the “Term Loan”) in the amount of $120.0 million for a total capacity of $300.0 million (collectively, the “Credit Facility”). The Revolving Loans mature on April 25, 2017; however, the Company may elect to extend the maturity date of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Modified Credit Agreement. The Term Loan matures on April 25, 2019. Subject to meeting certain conditions described in the Modified Credit Agreement and the payment of certain fees, the amount of the Credit Facility may be increased up to a maximum of $750.0 million.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%, depending on the Company’s leverage ratio (as defined in the Modified Credit Agreement); or (ii) a base rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio (as defined in the Modified Credit Agreement), plus the greatest of: (a) JPMorgan Chase’s Prime Rate (as defined in the Modified Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Modified Credit Agreement) plus 0.50%; or (c) one-month LIBOR plus 1.0% multiplied by the statutory reserve rate. As of March 31, 2016, the amount outstanding under the Revolving Loans totaled $87.5 million at an interest rate of 2.88%, and the amount outstanding under the Term Loan totaled $120.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The swap agreement had the effect of fixing the Eurodollar Rate per annum beginning on December 31, 2015 through the maturity date of the Term Loan. As of March 31, 2016, the all-in rate for the Swapped Term Loan was 4.02%. The Company had $207.5 million of debt outstanding under the Credit Facility as of March 31, 2016 at a weighted average interest rate of 3.54% and $92.5 million in unused capacity, subject to borrowing availability.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

The Modified Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Modified Credit Agreement required the Company to maintain a minimum consolidated net worth greater than or equal to the sum of (i) $1.9 million plus (ii) 75% of the issuance of equity from the date of the Modified Credit Agreement, a leverage ratio less than or equal to 65.0% and a fixed charge coverage ratio equal to or greater than 1.50. The Company believes it was in compliance with the covenants of the Modified Credit Agreement as of March 31, 2016.
In addition, the Company had $20.0 million outstanding on its $60.0 million subordinate line of credit with an affiliate of the Company’s advisor (the “Series C Loan”), which was repaid in full on its maturity date of March 17, 2016. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. In addition, the Company may own or acquire certain properties that are subject to environmental remediation. Generally, the seller of the property, the tenant of the property and/or another third party is responsible for environmental remediation costs related to a property. Additionally, in connection with the purchase of certain properties, the respective sellers and/or tenants may agree to indemnify the Company against future remediation costs. The Company also carries environmental liability insurance on its properties that provides limited coverage for any remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which the Company may be liable.  The Company is not aware of any environmental matters which it believes are reasonably likely to have a material effect on its results of operations, financial condition or liquidity.
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR V Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Offering
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CR V Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions and dealer manager fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2016, CR V Advisors had paid organization and offering expenses in excess of the 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated unaudited financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Offering:
Selling commissions	$1,621	$533
Selling commissions reallowed by CCC	$1,621	$533
Dealer manager fees	$526	$167
Dealer manager fees reallowed by CCC	$205	$61
Other offering costs	$565	$196

As of March 31, 2016, all of the amounts shown above had been paid to CR V Advisors and its affiliates.
Acquisitions and Operations
The Company pays CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price and 0.5% of the amount advanced for a loan or other investment and for all such loans and investments on an annualized basis. Additionally, CR V Advisors or its affiliates are reimbursed for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
The Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which effective March 1, 2016 is based on the estimated market value of the Company’s real estate assets used to determine the Company’s per share NAV as discussed in Note 1 — Organization and Business. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
The Company pays CR V Advisors a distribution and stockholder servicing fee for Class T Shares that accrues daily in the amount of 1/365th of 0.8% of the per share NAV of Class T Shares in the Offering. The distribution and stockholder servicing fee is paid monthly in arrears. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

The Company recorded fees and expense reimbursements as shown in the table below for services provided by CR V Advisors or its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisition and Operations:
Acquisition fees and expenses	$690	$1,208
Advisory fees and expenses	$1,119	$837
Operating expenses	$524	$163
As of March 31, 2016, $1.4 million had been incurred, but not yet paid, for services provided by CR V Advisors or its affiliates in connection with the Company’s acquisitions and operations stage and was a liability of the Company. During the three months ended March 31, 2015, CR V Advisors permanently waived its rights to expense reimbursements totaling approximately $256,000, and thus the Company is not responsible for this amount. No such amounts were waived during the three months ended March 31, 2016.
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
During each of the three months ended March 31, 2016 and 2015, no commissions or fees were incurred for any such services provided by CR V Advisors or its affiliates related to the liquidation/listing stage.
Due to/from Affiliates
As of March 31, 2016 and December 31, 2015, approximately $1.4 million and $1.1 million, respectively, had been incurred by CR V Advisors, or its affiliates, primarily for advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets of such periods.
As of March 31, 2016, $8,000 was due from CR V Advisors or its affiliates related to amounts received by affiliates of the advisor, which are due to the Company. As of December 31, 2015, there were no amounts due from CR V Advisors and its affiliates.
Transactions
During the three months ended March 31, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Refer to Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2016

NOTE 9 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or will engage CR V Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR V Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
As of May 10, 2016, the Company had received $271.8 million in gross offering proceeds through the issuance of approximately 10.9 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
The Company’s Class T Shares were registered for sale in the Offering pursuant to Post-Effective Amendment No. 3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016.
Redemption of Shares of Common Stock
Subsequent to March 31, 2016, the Company redeemed approximately 40,000 shares for $965,000 at an average per share price of $24.11.
Credit Facility
Subsequent to March 31, 2016, the Company repaid $8.0 million of the amounts outstanding under the Credit Facility. As of May 10, 2016, the Company had $199.5 million outstanding under the Credit Facility and $100.5 million in unused capacity, subject to borrowing availability.
Estimated Per Share NAV
On April 11, 2016, the Company announced that the Board established an estimated per share NAV of the Company’s common stock, as of February 29, 2016, of $24.00 per share. Commencing on April 11, 2016, the offering price pursuant to the primary offering portion of the Offering is $26.37 per Class A Share and $25.26 per Class T Share. Pursuant to the terms of the DRIP, commencing on April 11, 2016, distributions paid on Class A Shares and Class T Shares are reinvested in Class A Shares and Class T Shares, respectively, at $24.00 per share. Pursuant to the terms of the Company’s share redemption program, commencing on April 11, 2016, the estimated per share NAV of $24.00 shall serve as the most recent estimated per share value for purposes of the share redemption program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015. The terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust V, Inc. and unless otherwise defined herein, capitalized terms used herein shall have the same meanings as set forth in our condensed consolidated unaudited financial statements and the notes thereto.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Credit Property Trust V, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our property indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% and 91% of our total revenue for the three months ended March 31, 2016 and 2015, respectively. As 99.5% of our rentable square feet was under lease as of March 31, 2016, with a weighted average remaining lease term of 11.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of March 31, 2016, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate net of gross intangible lease liabilities, was 57.0%.
Portfolio Information
As of March 31, 2016, we owned 116 properties, comprising 2.5 million rentable square feet of commercial space located in 31 states, which were 99.5% leased with a weighted average lease term remaining of 11.5 years. The following table shows the property statistics of our real estate assets as of March 31, 2016 and 2015:

	March 31,
	2016	2015
Number of commercial properties	116	103
Approximate rentable square feet (1)	2.5 million	2.1 million
Percentage of rentable square feet leased	99.5%	99.3%
(1) Includes square feet of buildings on land parcels subject to ground leases.

The following table summarizes our real estate investment activity during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
Commercial properties acquired	4		24
Approximate aggregate purchase price of acquired properties	$27.6	million	$48.0	million
Approximate rentable square feet	237,000		278,000
(1) Includes square feet of buildings on land parcels subject to ground leases.

Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of the Company’s properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods. “Non-same store,” as reflected in the table below, includes properties acquired on or after January 1, 2015.
As shown in the table below, contract rental revenue on the 79 same store properties for the three months ended March 31, 2016 increased approximately $52,000 to $6.71 million, compared to $6.66 million for the three months ended March 31, 2015. The expiration of a rent abatement period for one same store property accounted for approximately $62,000 of contract rental revenue for the three months ended March 31, 2016. The same store properties were 99.6% occupied as of March 31, 2016 and 99.5% occupied as of March 31, 2015. The following table shows the contract rental revenue from properties owned for the entire three months ended March 31, 2016 and 2015, respectively, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	79	$6,710	$6,658	$52	0.8%
“Non-same store” properties	37	1,737	432	1,305	302%
Total contract rental revenue	116	8,447	7,090	1,357	19%

Straight-line rental income		270	340	(70)	(21)%
Amortization(1)		(65)	(90)	25	(28)%
Rental income - as reported		$8,652	$7,340	$1,312	18%
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		2016 vs 2015 Increase (Decrease)
	2016	2015
Total revenues	$9,767	$8,070	$1,697
General and administrative expenses	$1,020	$545	$475
Property operating expenses	$468	$370	$98
Real estate tax expenses	$831	$505	$326
Advisory fees and expenses	$1,119	$838	$281
Acquisition-related expenses	$1,250	$1,726	$(476)
Depreciation and amortization	$3,296	$3,014	$282
Operating income	$1,783	$1,072	$711
Interest expense and other, net	$3,098	$2,325	$773
Net loss	$(1,315)	$(1,253)	$62
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
2016 vs 2015 — Revenue increased $1.7 million to $9.8 million for the three months ended March 31, 2016, compared to $8.1 million for the three months ended March 31, 2015. Rental and other property income from net leased commercial properties accounted for 89% and 91% of our total revenue for the three months ended March 31, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $1.1 million in tenant reimbursement income during the three months ended March 31, 2016, compared to $730,000 during the three months ended March 31, 2015. The increase in revenue was primarily due to the acquisition and management of 13 rental income-producing properties subsequent to March 31, 2015.

General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, state franchise and income taxes, operating expense reimbursements to our advisor and accounting fees.
2016 vs 2015 — General and administrative expenses increased $475,000 to $1.0 million for the three months ended March 31, 2016, compared to $545,000 for the three months ended March 31, 2015. The increase was primarily due to increased operating expense reimbursements to our advisor as a result of the acquisition of 13 rental income-producing properties subsequent to March 31, 2015, combined with an increase in accounting fees for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by the tenant for reimbursable property operating expenses in accordance with the respective lease agreements.
2016 vs 2015 — Property operating expenses increased $98,000 to $468,000 for the three months ended March 31, 2016, compared to $370,000 for the three months ended March 31, 2015. The increase was due to owning 112 properties during the three months ended March 31, 2016 and purchasing four additional properties during such period, compared to owning 79 properties during the three months ended March 31, 2015 and purchasing 24 additional properties during such period.
Real Estate Tax Expense
2016 vs 2015 — Real estate tax expenses increased $326,000 to $831,000 for the three months ended March 31, 2016, compared to $505,000 for the three months ended March 31, 2015. The increase is primarily due to owning 112 properties during the three months ended March 31, 2016 and purchasing four additional properties during such period as compared to owning 79 properties during the three months ended March 31, 2015 and acquiring 24 additional properties during such period.
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
2016 vs 2015 — Advisory fees and expenses increased $281,000 to $1.1 million for the three months ended March 31, 2016, compared to $838,000 for the three months ended March 31, 2015. The increase was primarily due to an increase in our average invested assets to $485.1 million for the three months ended March 31, 2016, compared to $408.8 million for the three months ended March 31, 2015.
Acquisition-Related Expenses
Acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
2016 vs 2015 — Acquisition-related expenses decreased $476,000 to $1.3 million for the three months ended March 31, 2016, compared to $1.7 million for the three months ended March 31, 2015. The decrease was due to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the three months ended March 31, 2016, compared to the purchase of 24 commercial properties for an aggregate purchase price of $48.0 million during the three months ended March 31, 2015.
Depreciation and Amortization Expenses
2016 vs 2015 — Depreciation and amortization expenses increased $282,000 to $3.3 million for the three months ended March 31, 2016, compared to $3.0 million for the three months ended March 31, 2015. The increase was primarily due to owning 112 properties for the entire three months ended March 31, 2016 and purchasing four additional properties during such period, compared to owning 79 properties during the entire three months ended March 31, 2015 and purchasing 24 properties during such period.
Interest Expense and Other, Net
2016 vs 2015 — Interest expense and other, net increased $773,000 to $3.1 million for the three months ended March 31, 2016, compared to $2.3 million for the three months ended March 31, 2015. The increase was primarily due to an increase in the average aggregate amount of debt outstanding to $292.8 million during the three months ended March 31, 2016 from $268.8 million during the three months ended March 31, 2015.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0043032787 per Class A share of common stock (the “Class A Shares”) for stockholders of record as of the close of business on each day of the period commencing on January 1, 2016 and ending on September 30, 2016. Our board of directors authorized a daily distribution on Class T shares of common stock (the “Class T Shares”) to the Company’s stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share is sold in the Offering and ending on September 30, 2016, equal to $0.0043032787 per share of Class T common stock, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of March 31, 2016, the Company had distributions payable of $1.4 million.
During the three months ended March 31, 2016 and 2015, we paid distributions of $3.7 million and $2.7 million, respectively, including $1.9 million and $1.5 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2016 and 2015 were $2.5 million and $2.0 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million and $1.7 million, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2016 and 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $1.3 million and $1.7 million, respectively. Our distributions for the three months ended March 31, 2016 were funded by cash flows from operations of $2.5 million, or 68%, and proceeds from the Offering of $1.2 million, or 32%. Our distributions for the three months ended March 31, 2015 were funded by cash flows from operations of $2.0 million, or 72%, and proceeds from the Offering of $762,000, or 28%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. During the three months ended March 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 40,000 shares, which were redeemed in full subsequent to March 31, 2016 for $965,000 at an average redemption price of $24.11 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments and for the payment of acquisition-related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions, acquisition-related expenses and redemptions will be generated from our current and future investments. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. The sources of our operating cash flows will primarily be provided by the rental income received from leased properties. As of March 31, 2016, we had raised $259.7 million of gross proceeds from the Offering before organization and offering costs, selling commissions and dealer manager fees of $26.6 million.
We have an unsecured credit facility with JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Facility”), that provides for borrowings of up to $300.0 million, which includes a $120.0 million unsecured term loan and up to $180.0 million in unsecured revolving loans (the “Revolving Loans”). The Credit Facility may be increased up to a maximum of $750.0 million. As of March 31, 2016, we had $92.5 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2016, we also had cash and cash equivalents of $11.7 million.

Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Assuming an allocation of 55% Class A Shares and 45% Class T Shares are sold in the Offering and assuming a maximum offering, we expect that approximately 88.5% of the gross proceeds from the sale of our common stock will be used to invest in real estate and real estate-related assets, while the remaining approximately 11.5% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR V Advisors in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2016, CR V Advisors had paid organization and offering expenses in excess of the 2.0% in connection with the Offering. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated unaudited financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Offering.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of March 31, 2016, we had $295.3 million of debt outstanding with a weighted average interest rate of 3.92%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$207,500	$—	$87,500	$120,000	$—
Interest payments — credit facility (2)	17,475	7,344	9,814	317	—
Principal payments — fixed rate debt (3)	88,850	42,750	—	21,200	24,900
Interest payments — fixed rate debt (4)	12,679	4,152	2,256	2,258	4,013
Total	$326,504	$54,246	$99,570	$143,775	$28,913

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of March 31, 2016 of 2.88%. Additionally, we executed a swap agreement associated with the

$120.0 million Term Loan, which had the effect of fixing the variable interest rate per annum beginning on December 31, 2015 through the maturity date of the loan. As of March 31, 2016, the interest rate was 4.02%.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable. As of March 31, 2016, the fair value adjustment, net of accretion, of mortgage notes assumed was $412,000 and deferred financing costs, net of amortization, of mortgage notes assumed was $412,000.

(4)
As of March 31, 2016, we had $21.1 million of variable rate debt effectively fixed through the use of interest swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. As of March 31, 2016, our ratio of debt to total gross real estate assets was 59.4%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $557,000 to $2.5 million for the three months ended March 31, 2016, compared to $2.0 million for the three months ended March 31, 2015. The change was primarily due to an increase in depreciation and amortization of $303,000 and an increase in rents and tenants receivable of $315,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $21.3 million to $28.0 million for the three months ended March 31, 2016, compared to $49.3 million for the three months ended March 31, 2015. The decrease resulted from the purchase of four properties for the three months ended March 31, 2016, compared to the purchase of 24 properties for the three months ended March 31, 2015.
Financing Activities. Net cash provided by financing activities decreased $22.6 million to $27.1 million for the three months ended March 31, 2016, compared to $49.7 million for the three months ended March 31, 2015. The change was primarily due to a decrease in net proceeds from our Credit Facility and notes payable of $36.4 million offset by an increase in net proceeds from the issuance of common stock of $14.4 million.
Election as a REIT
We elected to be taxed, and currently qualify as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. To maintain our qualification as a REIT, we must continue to meet certain requirements relating to our organization, sources of income, nature of assets, distributions of income to our stockholders and recordkeeping. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders so long as we distribute at least 90% of our annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains).
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets;

•	Allocation of Purchase Price of Real Estate Assets; and

•	Derivative Instruments and Hedging Activities.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2015 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, leasing fees and reimbursement of certain operating costs. See Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR V Advisors act as an advisor to, and certain of our executive officers and one of our directors act as executive officers and/or a director of Cole Credit Property Trust IV, Inc., Cole Office & Industrial REIT (CCIT II), Inc. and/or Cole Real Estate Income Strategy (Daily NAV), Inc., all of which are public, non-traded REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there are conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR V Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We have obtained variable rate debt financing to fund certain property acquisitions and therefore are exposed to changes in LIBOR. As of March 31, 2016, we had an aggregate balance of $87.5 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $438,000 per annum. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we expect to borrow primarily at fixed interest rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We may enter into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk associated with our variable rate debt. We have not entered, and do not intend to enter into derivative or interest rate transaction for speculative purposes. We may also enter into rate lock arrangements to lock interest rates on future borrowings. We may be exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates. From time to time, we may enter into interest rate hedge contracts in order to mitigate our interest rate risk with respect to various debt instruments.
As of March 31, 2016, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021 with an aggregate notional amount of $141.1 million and an aggregate fair value loss of $3.1 million. The fair value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of March 31, 2016, an increase of 50 basis points in interest rates would result in a derivative liability of $850,100, representing a $2.3 million net change. A decrease of 50 basis points would result in a derivative liability of $5.4 million, representing a $2.3 million net change to the fair value of the net derivative liability.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
During the three months ended March 31, 2016, we paid distributions of $3.7 million, including $1.9 million through the issuance of shares pursuant to the DRIP. Our net loss was $1.3 million for the three months ended March 31, 2016. During the year ended December 31, 2015, we paid distributions of $12.2 million, including $6.7 million through the issuance of shares pursuant to the DRIP. Our net loss was $14.2 million as of December 31, 2015, cumulative since inception.
Net cash provided by operating activities for the three months ended March 31, 2016 was $2.5 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2016 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $1.3 million. Our distributions for the three months ended March 31, 2016 were funded by cash flows from operations of $2.5 million, or 68%, and proceeds from the Offering of $1.2 million, or 32%.
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
As of March 31, 2016, we had issued approximately 10.5 million shares of our common stock in the Offering for gross offering proceeds of $259.7 million, out of which we incurred $21.4 million in selling commissions and dealer manager fees and $5.2 million in organization and offering costs to CR V Advisors or its affiliates. With the net offering proceeds and indebtedness, we acquired $497.9 million in real estate assets and incurred acquisition-related expenses of $16.2 million, including costs of $13.0 million in acquisition fees and expense reimbursements to CR V Advisors. As of May 10, 2016, we have sold approximately 10.9 million Class A Shares and no Class T Shares in the Offering for gross offering proceeds of $271.8 million. The Company did not make any sales of unregistered securities during the three months ended March 31, 2016.
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. The Board reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, generally we will limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.

During the three months ended March 31, 2016, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	(1)
February 1, 2016 - February 29, 2016	60,794	$23.90	60,794	(1)
March 1, 2016 - March 31, 2016	—	$—	—	(1)
Total	60,794		60,794	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended March 31, 2016 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On May 1, 2016, Simon J. Misselbrook, the Company’s chief financial officer and treasurer and chief financial officer and treasurer of CR V Advisors, notified the Company of his resignation, effective May 30, 2016, to pursue another professional opportunity.
On May 12, 2016, the Board appointed Michael J. Bartolotta to serve as its interim chief financial officer and treasurer commencing on May 30, 2016, assuming a successor has not been named at that time, to serve until such time as a successor is named. Mr. Bartolotta, age 59, has served as the executive vice president and chief financial officer of VEREIT since October 2015, and will continue to serve in that role. Mr. Bartolotta also has been appointed to serve as the interim chief financial officer and treasurer of Cole Office & Industrial REIT (CCIT II), Inc. and Cole Credit Property Trust IV, Inc. commencing on May 30, 2016, assuming a successor has not been named at that time, to serve until such time as a successor is named. Mr. Bartolotta previously served as executive vice president and chief financial officer of Cushman & Wakefield Inc. (“Cushman”), a global leader in commercial real estate services, from February 2012 until September 2015. Mr. Bartolotta also served on Cushman’s board of directors and served as chairman of the audit committee from March 2007 until he assumed his position as executive vice president and chief financial officer of Cushman in February 2012. Before becoming Cushman’s chief financial officer, Mr. Bartolotta served as vice president and chief financial officer for EXOR, Inc., the U.S. arm of EXOR S.p.A., from 1991 to February 2012. Mr. Bartolotta has a Bachelor of Science degree in Accounting from New York University and is a Certified Public Accountant in New York.
Mr. Bartolotta did not enter into an employment agreement with us in connection with his appointment as the Company’s interim chief financial officer and treasurer, and the appointment of Mr. Bartolotta as the Company’s interim chief financial officer and treasurer was not made pursuant to any arrangement or understanding between Mr. Bartolotta and any other person. Mr. Bartolotta has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. Bartolotta does have an employment agreement with VEREIT, dated as of October 5, 2015, relating to his position as executive vice president and chief financial officer of that company.

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
(Principal Financial Officer)
Date: May 12, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc., filed on March 4, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K (File No. 000-55437), filed March 8, 2016).

3.5
Articles Supplementary to the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc., filed on March 4, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K (File No. 000-55437), filed March 8, 2016).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 29, 2016).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 29, 2016).
4.3
Amended and Restated Distribution Plan, effective as of May 1, 2016 (Incorporated by reference to Appendix D to the Company’s Prospectus pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 29, 2016).

10.1
Amended and Restated Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation, dated as of April 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55437), filed April 29, 2016).

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