Form 10-Q
period 2016-06-30
Cole Credit Property Trust V, Inc.
filed 2016-08-15
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2016, there were approximately 11.4 million shares of Class A common stock, par value $0.01, and 64,000 shares of Class T common stock, par value $0.01, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$114,241	$106,800
Buildings and improvements	336,228	317,604
Intangible lease assets	53,455	51,701
Total real estate investments, at cost	503,924	476,105
Less: accumulated depreciation and amortization	(22,792)	(15,737)
Total real estate investments, net	481,132	460,368
Cash and cash equivalents	10,320	10,110
Restricted cash	425	354
Prepaid expenses and other assets	123	339
Rents and tenant receivables, net	3,651	2,985
Deferred costs, net	629	997
Total assets	$496,280	$475,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$275,807	$268,463
Line of credit with affiliate	—	20,000
Accounts payable and accrued expenses	2,542	1,587
Escrowed investor proceeds	—	4
Due to affiliates	743	1,076
Intangible lease liabilities, net	3,977	4,249
Distributions payable	1,435	1,218
Derivative liabilities, deferred rental income and other liabilities	5,207	2,996
Total liabilities	289,711	299,593
Commitments and contingencies
Redeemable common stock	8,951	7,277
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value; 245,000,000 shares authorized, 11,165,473 and 9,292,168 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	112	93
Class T common stock, $0.01 par value; 245,000,000 shares authorized, 25,121 and 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Capital in excess of par value	240,990	199,677
Accumulated distributions in excess of earnings	(39,786)	(30,354)
Accumulated other comprehensive loss	(3,698)	(1,133)
Total stockholders’ equity	197,618	168,283
Total liabilities and stockholders’ equity	$496,280	$475,153
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$8,978	$7,877	$17,630	$15,217
Tenant reimbursement income	1,467	740	2,582	1,470
Total revenues	10,445	8,617	20,212	16,687
Operating expenses:
General and administrative	1,121	905	2,141	1,450
Property operating	480	336	948	706
Real estate tax	1,140	566	1,971	1,071
Advisory fees and expenses	1,258	1,000	2,377	1,838
Acquisition-related	24	684	1,274	2,410
Depreciation and amortization	3,405	3,072	6,701	6,086
Total operating expenses	7,428	6,563	15,412	13,561
Operating income	3,017	2,054	4,800	3,126
Other income (expense):
Interest expense and other, net	(3,056)	(2,564)	(6,154)	(4,889)
Net loss	$(39)	$(510)	$(1,354)	$(1,763)
Weighted average number of common shares outstanding:
Class A common stock - basic and diluted	10,825,635	7,625,025	10,307,030	7,391,108
Class T common stock - basic and diluted	7,219	—	3,609	—
Net loss per common share:
Class A common stock - basic and diluted	$(0.00)	$(0.07)	$(0.13)	$(0.24)
Class T common stock - basic and diluted	$(0.05)	$—	$(0.22)	$—
Distributions declared per common share:
Class A common stock	$0.39	$0.39	$0.78	$0.78
Class T common stock	$0.35	$—	$0.69	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(39)	$(510)	$(1,354)	$(1,763)
Other comprehensive loss:
Unrealized loss on interest rate swaps	(975)	—	(3,343)	—
Amount of loss reclassified from other comprehensive loss as interest expense	391	—	778	—
Total other comprehensive loss	(584)	—	(2,565)	—
Total comprehensive loss	$(623)	$(510)	$(3,919)	$(1,763)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	9,292,168	$93	—	—	$199,677	$(30,354)	$(1,133)	$168,283
Issuance of common stock	1,974,136	20	25,121	—	50,175	—	—	50,195
Distributions to investors	—	—	—	—	—	(8,078)	—	(8,078)
Commissions, dealer manager and distribution fees	—	—	—	—	(3,759)	—	—	(3,759)
Other offering costs	—	—	—	—	(1,012)	—	—	(1,012)
Redemptions of common stock	(100,831)	(1)	—	—	(2,417)	—	—	(2,418)
Changes in redeemable common stock	—	—	—	—	(1,674)	—	—	(1,674)
Comprehensive loss	—	—	—	—	—	(1,354)	(2,565)	(3,919)
Balance, June 30, 2016	11,165,473	$112	25,121	$—	$240,990	$(39,786)	$(3,698)	$197,618
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,354)	$(1,763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	6,783	6,244
Straight-line rental income	(556)	(654)
Amortization of deferred financing costs	580	490
Amortization of fair value adjustments of notes payable assumed	(198)	(188)
Changes in assets and liabilities:
Rents and tenant receivables	(110)	(245)
Prepaid expenses and other assets	216	49
Accounts payable and accrued expenses	955	(46)
Deferred rental income and other liabilities	(354)	720
Due to affiliates	(337)	(198)
Due from affiliates	—	110
Net cash provided by operating activities	5,625	4,519
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(27,819)	(71,881)
Change in restricted cash	(71)	(202)
Net cash used in investing activities	(27,890)	(72,083)
Cash flows from financing activities:
Proceeds from issuance of common stock	46,104	18,539
Redemptions of common stock	(2,418)	(190)
Offering costs on issuance of common stock	(4,767)	(2,079)
Proceeds from credit facility and notes payable	52,100	58,500
Repayments of credit facility and notes payable	(44,500)	(3,000)
Repayment of line of credit with affiliate	(20,000)	—
Distributions to investors	(3,770)	(2,536)
Change in escrowed investor proceeds	(4)	27
Deferred financing costs paid	(270)	(86)
Net cash provided by financing activities	22,475	69,175
Net increase in cash and cash equivalents	210	1,611
Cash and cash equivalents, beginning of period	10,110	6,907
Cash and cash equivalents, end of period	$10,320	$8,518
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$1,435	$1,009
Common stock issued through distribution reinvestment plan	$4,091	$3,157
Change in fair value of interest rate swaps	$2,565	$—
Accrued distribution and stockholder servicing fees due to affiliates	$24	$—
Supplemental cash flow disclosures:
Interest paid	$5,744	$4,490
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2016
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation, incorporated on December 12, 2012, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning in its taxable year ended December 31, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC (“CR V Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the initial public offering offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) at a price of $25.00 per share until April 8, 2016 and $26.37 per share effective April 11, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016 and $24.00 per share effective April 11, 2016 (together with the Class T Shares as defined below, the “Offering”). In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion of shares that make up the primary portion of the Offering, in Class T shares of the Company’s common stock (the “Class T Shares”) at a price of $25.26 per share in the primary portion of the Offering, along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Offering. The Company reserves the right to reallocate the shares being offered in the Offering among the classes of shares and between the primary offering and the DRIP, as defined below.
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to VEREIT Operating Partnership, L.P. (“VEREIT OP”), an affiliate of Cole Capital and the operating partnership of VEREIT, resulting in gross proceeds of $2.5 million, and commenced principal operations. As of June 30, 2016, the Company had issued approximately 11.3 million shares of common stock in the Offering for gross offering proceeds of $281.8 million ($281.2 million in Class A Shares and $635,000 in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $28.6 million.
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
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T Shares pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the Company’s Articles of Amendment and Restatement. All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Company’s charter, as amended, that are payable in connection with the Class T Shares. In addition, the Company’s charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder to the total number of outstanding shares of such class then outstanding.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

On March 29, 2016, the Board adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”), to allow for the reinvestment of distributions paid on Class A Shares and Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Commencing on April 11, 2016, the offering price for shares pursuant to the primary offering portion of the Offering reflects the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the class of shares being purchased. Commencing April 11, 2016, distributions are reinvested pursuant to the DRIP in shares of the Company’s common stock at $24.00 per share, the estimated per share NAV as determined by the Board. Pursuant to the terms of the Company’s share redemption program, commencing on April 11, 2016, the estimated per share NAV of $24.00 shall serve as the most recent estimated per share value for purposes of share redemptions. Going forward, the Company intends to publish an updated estimated per share NAV on at least an annual basis.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of necessity retail properties located throughout the United States. The retail properties primarily will be single tenant properties and multi-tenant “power centers” anchored by large, creditworthy national, regional or local retailers. The Company expects that the retail properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of June 30, 2016, the Company owned 116 properties, comprising 2.5 million rentable square feet of commercial space located in 31 states. As of June 30, 2016, the rentable space at these properties was 99.4% leased.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated unaudited financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated unaudited financial statements.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out the details of (i) real estate tax expenses from property operating expenses in the Company’s condensed consolidated unaudited statements of operations and (ii) straight-line rental income in the Company’s condensed consolidated unaudited statements of cash flows. The Company has also chosen to combine depreciation of $2.1 million and $4.1 million and amortization of $1.0 million and $2.0 million for the three and six months ended June 30, 2015, respectively, into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations. These reclassifications had no effect on previously reported totals or subtotals.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2016 or December 31, 2015.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

Restricted Cash and Escrows
The Company had $425,000 and $354,000 in restricted cash as of June 30, 2016 and December 31, 2015, respectively. Included in restricted cash as of December 31, 2015 were escrowed investor proceeds of $4,000 for which shares of common stock had not been issued as of December 31, 2015. Also included in restricted cash was $425,000 and $350,000 in lender cash management accounts as of June 30, 2016 and December 31, 2015, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Distribution and Stockholder Servicing Fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts or record a direct write-off of the receivable in the condensed consolidated unaudited statements of operations and comprehensive loss. As of June 30, 2016, the Company had an allowance for uncollectible accounts of $2,000. As of December 31, 2015, the Company did not have an allowance for uncollectible accounts.
Earnings per Share
We have two classes of common stock. Accordingly, we utilize the two-class method to determine our earnings per share, which results in different earnings per share for each of the classes. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2016 or 2015.
Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) — The amendments in this update eliminate the requirement that an acquirer in a business combination retrospectively account for measurement-period adjustments. Measurement-period adjustments should be recognized during the period in which the adjustment amount is determined, including any earnings impact that the acquirer would have recorded in prior periods if the accounting was completed at the acquisition date. These provisions are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company has evaluated the effect of ASU 2015-16 and believes its adoption was not significant to the Company’s consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2014-09, Revenue from Contracts with Customers — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
On February 25, 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases, which replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASC 842 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018.
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
June 30, 2016

Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2016, the estimated fair value of the Company’s debt was $279.9 million, compared to the carrying value of $276.9 million. The estimated fair value of the Company’s debt was $290.8 million as of December 31, 2015, compared to the carrying value on that date of $289.3 million.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial assets and liabilities. As of June 30, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(3,698)	$—	$(3,698)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial liability:
Interest rate swap	$(1,133)	$—	$(1,133)	$—

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

NOTE 4 — REAL ESTATE ACQUISITIONS
2016 Property Acquisitions
During the six months ended June 30, 2016, the Company acquired four commercial properties for an aggregate purchase price of $27.6 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the six months ended June 30, 2016 (in thousands):

Six Months Ended June 30, 2016
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases (1)	1,762
Total purchase price	$27,614
______________________

(1)	The weighted average amortization period for acquired in-place leases is 11.3 years for acquisitions completed during the six months ended June 30, 2016.
During the three and six months ended June 30, 2016, the Company recorded revenue of $511,000 and $705,000, respectively, and net income (loss) of $233,000 and $(912,000), respectively, which includes acquisition-related expenses of $5,000 and $1.2 million, respectively, related to the 2016 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma basis:
Revenue	$10,438	$9,121	$20,515	$17,695
Net loss	$(184)	$(426)	$(266)	$(2,838)
The pro forma information for the three and six months ended June 30, 2016 was adjusted to exclude $5,000 and $1.2 million, respectively, of acquisition-related expenses recorded during such periods related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the three and six months ended June 30, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

2015 Property Acquisitions
During the six months ended June 30, 2015, the Company acquired 30 commercial properties for an aggregate purchase price of $70.6 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for acquisitions purchased during the six months ended June 30, 2015 (in thousands):

Six Months Ended June 30, 2015
Land	$12,757
Buildings and improvements	51,332
Acquired in-place leases	6,122
Acquired above-market leases	1,360
Intangible lease liabilities	(961)
Total purchase price	$70,610
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

	Three Months Ended June 30,		Six Months Ended June 30, 2015	Period from March 18, 2014 to June 30, 2014
	2015	2014
Pro forma basis:
Revenue	$8,756	$1,144	$17,403	$2,208
Net income (loss)	$1,990	$(1,528)	$4,276	$(4,450)
The pro forma information for the three and six months ended ended June 30, 2015 was adjusted to exclude $680,000 and $2.4 million, respectively, of acquisition costs recorded during such period related to the 2015 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the six months ended June 30, 2014 and the period from March 18, 2014 to June 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
Property Concentrations
As of June 30, 2016, two of the Company’s tenants accounted for 18% and 11%, respectively, of the Company’s 2016 gross annualized rental revenues. The Company also had certain geographic concentrations in its property holdings. In particular, as of June 30, 2016, eight of the Company’s properties were located in Texas and 13 were located in California, each of which accounted for 11% of the Company’s 2016 gross annualized rental revenues, and nine properties were located in Indiana and seven were located in Louisiana, each of which accounted for 10% of the Company’s 2016 gross annualized rental revenues. In addition, the Company had tenants in the drugstore, discount store, gas and convenience, and sporting goods industries, which accounted for 19%, 16%, 11% and 10%, respectively, of the Company’s 2016 gross annualized rental revenues.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2016, the Company entered into one interest rate swap agreement, and as of June 30, 2016, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2016 and December 31, 2015 (in thousands):

		Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Liabilities as of
	Balance Sheet Location	June 30, 2016				June 30, 2016	December 31, 2015
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$141,100	3.49% to 4.02%	12/31/2015 to 1/15/2016	4/25/2019 to 2/1/2021	$(3,698)	$(1,133)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2016, the amount reclassified was $391,000 and $778,000, respectively. No amounts were reclassified for the three and six months ended June 30, 2015.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three and six months ended June 30, 2016 and 2015. During the next 12 months, the Company estimates that an additional $1.5 million will be reclassified from other comprehensive loss as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of June 30, 2016, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $3.8 million. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2016, the Company had $275.8 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 2.7 years and a weighted average interest rate of 3.99%. The following table summarizes the debt balances as of June 30, 2016 and December 31, 2015, and the debt activity for the six months ended June 30, 2016 (in thousands):

		During the Six Months Ended June 30, 2016
	Balance as of December 31, 2015	Debt Issuance, net (1)	Repayments	Accretion and (Amortization)	Balance as of June 30, 2016
Credit facility	$201,500	$31,000	$(44,500)	$—	$188,000
Fixed rate debt	67,750	21,100	—	—	88,850
Line of credit with affiliate	20,000	—	(20,000)	—	—
Total debt	289,250	52,100	(64,500)	—	276,850
Net premiums (2)	511	—	—	(198)	313
Deferred costs (3)	(1,298)	(264)	—	206	(1,356)
Total debt, net	$288,463	$51,836	$(64,500)	$8	$275,807
______________________
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
As of June 30, 2016, the fixed rate debt outstanding of $88.9 million included mortgage notes assumed with a face amount of $42.8 million and a fair value of $43.7 million at the date of assumption and $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.49% to 5.66% per annum. The debt outstanding matures on various dates from April 2017 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed debt outstanding was $124.0 million as of June 30, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has a modified credit agreement (the “Modified Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Modified Credit Agreement reduced the revolving loans (the “Revolving Loans”) under the original credit agreement from $300.0 million to $180.0 million, and added a term loan (the “Term Loan”, and together with the Revolving Loan, the “Credit Facility”) in the amount of $120.0 million for a total capacity of $300.0 million under the Credit Facility. The Revolving Loans mature on April 25, 2017; however, the Company may elect to extend the maturity date of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Modified Credit Agreement. The Term Loan matures on April 25, 2019.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%, depending on the Company’s leverage ratio (as defined in the Modified Credit Agreement); or (ii) a base rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio (as defined in the Modified Credit Agreement), plus the greatest of: (a) JPMorgan Chase’s Prime Rate (as defined in the Modified Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Modified Credit Agreement) plus 0.50%; or (c) one-month LIBOR plus 1.0% multiplied by the statutory reserve rate. As of June 30, 2016, the amount outstanding under the Revolving Loans totaled $68.0 million at an interest rate of 2.90%, and the amount outstanding under the Term Loan totaled $120.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum beginning on December 31, 2015 through the maturity date of the Term Loan. As of June 30, 2016, the all-in rate for the Swapped Term Loan was 4.02%. The Company had $188.0 million of debt outstanding under the Credit Facility as of June 30, 2016 at a weighted average interest rate of 3.61% and $112.0 million in unused capacity, subject to borrowing availability.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

The Modified Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Modified Credit Agreement requires the Company to maintain a fixed charge coverage ratio equal to or greater than 1.50, as well as a minimum consolidated net worth not less than $150.0 million as of June 30, 2016 and thereafter not less than $150.0 million plus 75% of the equity interests issued by the Company after June 30, 2016, in accordance with the Sixth Modification to the Modified Credit Agreement as defined and described in Note 10 — Subsequent Events. The Company believes it was in compliance with the covenants of the Modified Credit Agreement as of June 30, 2016.
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
Selling commissions and dealer manager fees
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CR V Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2016, CR V Advisors had paid organization and offering expenses in excess of the 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated unaudited financial statements of the Company because

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable.
Distribution and stockholder servicing fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the transfer agent, on behalf of the Company, determines that total selling commissions and distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 7.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fifth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment and for all such loans and investments on an annualized basis. Additionally, CR V Advisors or its affiliates are reimbursed for acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
Advisory fees and expenses
The Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective March 1, 2016, is based on the estimated market value of the Company’s real estate assets used to determine the Company’s per share NAV, as discussed in Note 1 — Organization and Business. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2016 and 2015, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee under one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2016 and 2015, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015

Selling commissions	$1,184		$669	$2,805		$1,202
Selling commissions reallowed by CCC	$1,184		$669	$2,805		$1,202
Dealer manager fees	$404		$204	$930		$371
Dealer manager fees reallowed by CCC	$165		$84	$370		$145
Other organization and offering expenses	$447		$234	$1,012		$430
Distribution and stockholder servicing fees	$—	(1), (2)	$—	$—	(1), (2)	$—
Distribution and stockholder servicing fees reallowed by CCC	$—	(1)	$—	$—	(1)	$—
Acquisition fees and expenses (3)	$—		$564	$690		$1,772
Advisory fees and expenses (3)	$1,258		$1,000	$2,377		$1,837
Operating expenses (3)	$447		$404	$971		$567
______________________

(1)	Amounts are less than $1,000.

(2)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $24,000, which is included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 – Summary of Significant Accounting Policies.

(3)
During the six months ended June 30, 2015, CR V Advisors permanently waived its rights to expense reimbursements totaling $250,000, which are excluded from the table above as the Company is not responsible for this amount. No such amounts were waived during the six months ended June 30, 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2016

Due to/from Affiliates
As of June 30, 2016, $743,000 was recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates, and the estimated liability for future distribution and stockholder servicing fees payable to CCC. The amount is primarily for advisory, operating, and acquisition-related expenses and distribution and stockholder servicing fees. As of December 31, 2015, $1.1 million had been incurred by CR V Advisors, or its affiliates, primarily for advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets of such periods.
As of June 30, 2016, $8,000 was due from CR V Advisors or its affiliates related to amounts received by affiliates of the advisor, which are due to the Company and included in prepaid expenses and other assets in the condensed consolidated unaudited balance sheets. As of December 31, 2015, there were no amounts due from CR V Advisors and its affiliates.
Transactions
During the six months ended June 30, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Refer to Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
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
NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
As of August 9, 2016, the Company had received gross proceeds of $289.6 million ($288.0 million in Class A Shares and $1.6 million in Class T Shares) through the issuance of approximately 11.6 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to June 30, 2016, the Company redeemed approximately 43,000 shares for $1.0 million at an average per share price of $23.70.
Credit Facility
Subsequent to June 30, 2016, the Company repaid $8.0 million of the amounts outstanding under the Credit Facility. As of August 9, 2016, the Company had $180.0 million outstanding under the Credit Facility and $120.0 million in unused capacity, subject to borrowing availability.
On August 8, 2016, the Company entered into a sixth modification agreement (the “Sixth Modification”) to the Modified Credit Agreement with JPMorgan Chase as administrative agent and the lender parties thereto. The Sixth Modification modifies the Modified Credit Agreement to, among other things, (i) provide that through December 30, 2016, multi-tenant properties cannot account for more than 35% of the unencumbered asset value (as defined in the Modified Credit Agreement) and thereafter cannot account for more than 25% of the unencumbered asset value and (ii) reduce the minimum consolidated net worth requirement (as defined in the Modified Credit Agreement) to not less than $150.0 million as of June 30, 2016 and thereafter not less than $150.0 million plus 75% of the equity interests issued by the Company after June 30, 2016.

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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our sponsor may be unable to fully reestablish the financial network which previously supported us and/or regain the prior level of transaction and capital raising volume.

•	We are subject to risks that may affect capital raising volume as a result of increased regulatory changes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Overview
We were formed on December 12, 2012, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on March 18, 2014, when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 110,000 shares of our common stock in the Offering. We have no paid employees and are externally advised and managed by CR V Advisors. VEREIT indirectly owns and/or controls CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
As we acquire additional commercial real estate, we will be subject to changes in real estate prices and changes in interest rates on any current variable rate debt, refinancings or new indebtedness used to acquire the properties. We may manage our risk of changes in real estate prices on future property acquisitions, when applicable, by entering into purchase agreements and loan commitments simultaneously, or through loan assumptions, so that our operating yield is determinable at the time we enter into a purchase agreement, by contracting with developers for future delivery of properties or by entering into sale-leaseback transactions. We manage our interest rate risk by monitoring the interest rate environment in connection with our future property acquisitions, when applicable, or upcoming debt maturities to determine the appropriate financing or refinancing terms, which may include fixed rate loans, variable rate loans or interest rate hedges. If we are unable to acquire suitable properties or obtain suitable financing terms for future acquisitions or refinancing, our results of operations may be adversely affected.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 86% and 91% of our total revenue for the three months ended June 30, 2016 and 2015, respectively, and 87% and 91% of our total revenue for the six months ended June 30, 2016 and 2015, respectively. As 99.4% of our rentable square feet was under lease as of June 30, 2016, with a weighted average remaining lease term of 11.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease. In addition, as of June 30, 2016, the net debt leverage ratio of our consolidated real estate assets, which is the ratio of debt, less cash and cash equivalents, to total gross real estate net of gross intangible lease liabilities, was 53.4%.
Portfolio Information
As of June 30, 2016, we owned 116 properties, comprising 2.5 million rentable square feet of commercial space located in 31 states, which were 99.4% leased with a weighted average lease term remaining of 11.2 years. The following table shows the property statistics of our real estate assets as of June 30, 2016 and 2015:

	June 30,
	2016	2015
Number of commercial properties	116	109
Approximate rentable square feet (1)	2.5 million	2.3	million
Percentage of rentable square feet leased	99.4%	99.3%
______________________
(1) Includes square feet of buildings on land parcels subject to ground leases.

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016		2015
Commercial properties acquired	—	6		4		30
Approximate aggregate purchase price of acquired properties	$—	$22.6	million	$27.6	million	$70.6	million
Approximate rentable square feet	—	121,000		237,000		399,000
______________________
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after April 1, 2015. As shown in the table below, contract rental revenue on the 103 same store properties for the three months ended June 30, 2016 remained relatively constant, increasing $42,000 during the three months ended June 30, 2016 as compared to the same period in 2015. The expiration of a rent abatement period for one same store property accounted for $62,000 of contract rental revenue for the three months ended June 30, 2016. The same store properties were 99.3% occupied as of both June 30, 2016 and June 30, 2015. The following tables show the contract rental revenue from properties owned for both of the entire three months ended June 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	103	$7,626	$7,584	$42	0.6%
“Non-same store” properties	13	1,133	47	1,086	2,311%
Total contract rental revenue	116	8,759	7,631	1,128	15%

Straight-line rental income		286	314	(28)	(9)%
Amortization(1)		(67)	(68)	1	1%
Rental income - as reported		$8,978	$7,877	$1,101	14%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.

“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015. As shown in the table below, contract rental revenue on the 79 same store properties for the six months ended June 30, 2016 increased $100,000 to $13.5 million, compared to $13.4 million for the six months ended June 30, 2015. The expiration of a rent abatement period for one same store property accounted for $124,000 of contract rental revenue for the six months ended June 30, 2016. The same store properties were 99.5% occupied as of both June 30, 2016 and June 30, 2015. The following tables show the contract rental revenue from properties owned for both of the entire six months ended June 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	79	$13,458	$13,358	$100	0.7%
“Non-same store” properties	37	3,748	1,363	2,385	175%
Total contract rental revenue	116	17,206	14,721	2,485	17%

Straight-line rental income		556	654	(98)	(15)%
Amortization(1)		(132)	(158)	26	16%
Rental income - as reported		$17,630	$15,217	$2,413	16%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		2016 vs 2015 Increase (Decrease)	Six Months Ended June 30,		2016 vs 2015 Increase (Decrease)
	2016	2015		2016	2015
Total revenues	$10,445	$8,617	$1,828	$20,212	$16,687	$3,525
General and administrative expenses	$1,121	$905	$216	$2,141	$1,450	$691
Property operating expenses	$480	$336	$144	$948	$706	$242
Real estate tax expenses	$1,140	$566	$574	$1,971	$1,071	$900
Advisory fees and expenses	$1,258	$1,000	$258	$2,377	$1,838	$539
Acquisition-related expenses	$24	$684	$(660)	$1,274	$2,410	$(1,136)
Depreciation and amortization	$3,405	$3,072	$333	$6,701	$6,086	$615
Operating income	$3,017	$2,054	$963	$4,800	$3,126	$1,674
Interest expense and other, net	$3,056	$2,564	$492	$6,154	$4,889	$1,265
Net loss	$(39)	$(510)	$(471)	$(1,354)	$(1,763)	$(409)
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $1.8 million and $3.5 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to the acquisition and management of seven income-producing properties subsequent to June 30, 2015. Rental and other property income accounted for 86% and 91% of our total revenue for the three months ended June 30, 2016 and 2015, respectively, and 87% and 91% of our total revenue for the six months ended June 30, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $1.5 million and $2.6 million in tenant reimbursement income during the three and six months ended June 30, 2016, respectively, compared to $740,000 and $1.5 million during the same periods in 2015.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, state franchise and income taxes, operating expense reimbursements to our advisor and accounting fees.

The increase in general and administrative expenses of $216,000 and $691,000 during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 was primarily due to increased operating expense reimbursements to our advisor as a result of certain expense allocations performed on a quarterly basis. No such allocation was made during the three and six months ended June 30, 2015 as the allocation was performed on an annual basis during the year ended December 31, 2015. In addition, the increase was due to an increase in accounting fees for both the three and six months ended June 30, 2016, compared to the same periods in 2015.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $144,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was due to owning 116 properties for the entire three months ended June 30, 2016, compared to owning 103 properties for the entire three months ended June 30, 2015 and purchasing six additional properties during such period.
The increase in property operating expenses of $242,000 during the six months ended June 30, 2016 as compared to the same period in 2015 was due to owning 112 properties for the entire six months ended June 30, 2016 and purchasing four additional properties during such period, compared to owning 79 properties for the entire six months ended June 30, 2015 and purchasing 30 additional properties during such period.
Real Estate Tax Expense
The increase in real estate tax expenses of $574,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to owning 116 properties for the entire three months ended June 30, 2016 as compared to owning 103 properties for the entire three months ended June 30, 2015 and acquiring six additional properties during such period.
The increase in real estate tax expenses of $900,000 during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to owning 112 properties for the entire six months ended June 30, 2016 and purchasing four additional properties during such period as compared to owning 79 properties for the entire six months ended June 30, 2015 and acquiring 30 additional properties during such period.
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
The increase in advisory fees and expenses of $258,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in our average invested assets to $539.2 million for the three months ended June 30, 2016, compared to $444.1 million for the three months ended June 30, 2015.
The increase in advisory fees and expenses of $539,000 during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to an increase in our average invested assets to $506.1 million for the six months ended June 30, 2016, compared to $420.2 million for the six months ended June 30, 2015.
Acquisition-Related Expenses
Acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
The decrease in acquisition-related expenses of $660,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was due to no acquisitions of commercial properties during the three months ended June 30, 2016, compared to the purchase of six commercial properties for an aggregate purchase price of $22.6 million during the three months ended June 30, 2015.
The decrease in acquisition-related expenses of $1.1 million during the six months ended June 30, 2016 as compared to the same period in 2015 was due to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the six months ended June 30, 2016, compared to the purchase of 30 commercial properties for an aggregate purchase price of $70.6 million during the six months ended June 30, 2015.

Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $333,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to owning 116 properties for the entire three months ended June 30, 2016, compared to owning 103 properties during the entire three months ended June 30, 2015 and purchasing six additional properties during such period.
The increase in depreciation and amortization expenses of $615,000 during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to owning 112 properties for the entire six months ended June 30, 2016 and purchasing four additional properties during such period, compared to owning 79 properties during the entire six months ended June 30, 2015 and purchasing 30 additional properties during such period.
Interest Expense and Other, Net
The increase in interest expense and other, net of $492,000 during the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to costs incurred related to our interest rate swap agreements entered into subsequent to June 30, 2015, partially offset by a decrease in the average aggregate amount of debt outstanding to $286.6 million during the three months ended June 30, 2016 from $296.5 million during the three months ended June 30, 2015.
The increase in interest expense and other, net of $1.3 million during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to costs incurred related to our interest rate swap agreements entered into subsequent to June 30, 2015, as well as an increase in the average aggregate amount of debt outstanding to $283.1 million during the six months ended June 30, 2016 from $274.8 million during the six months ended June 30, 2015.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0043032787 per Class A Share of common stock for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. Our board of directors authorized a daily distribution on Class T Shares of common stock to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share was sold in the Offering and ending on December 31, 2016, equal to $0.0043032787 per Class T Share of common stock, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of June 30, 2016, we had distributions payable of $1.4 million.
During the six months ended June 30, 2016 and 2015, we paid distributions of $7.9 million and $5.7 million, respectively, including $4.1 million and $3.2 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $5.6 million and $4.5 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million and $2.4 million, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2016 and 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $1.3 million and $2.4 million, respectively. Our distributions for the six months ended June 30, 2016 were funded by cash flows from operations of $5.6 million, or 71%, and proceeds from the Offering of $2.3 million, or 29%, including proceeds from prior periods. Our distributions for the six months ended June 30, 2015 were funded by cash flows from operations of $4.5 million, or 79%, and proceeds from the Offering of $1.2 million, or 21%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. During the six months ended June 30, 2016, we received valid redemption requests under our share redemption program totaling approximately 83,000 shares, of which we redeemed approximately 40,000 as of June 30, 2016 for $965,000 at an average redemption price of $24.11 per share and approximately 43,000 shares subsequent to June 30, 2016 for $1.0 million at an average redemption price of $23.70 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.

Liquidity and Capital Resources
General
Our principal demands for funds will be for real estate and real estate-related investments and for the payment of acquisition-related costs, operating expenses, distributions to stockholders, the payment of principal and interest on any current and any future indebtedness and to satisfy redemption requests. Generally, cash needs for items other than acquisitions, acquisition-related expenses and redemptions will be generated from the operations of our current and future investments. We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of June 30, 2016, we had raised $281.8 million of gross proceeds from the Offering ($281.2 million in Class A Shares and $635,000 in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $28.6 million.
Our Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent provides for borrowings of up to $300.0 million, which includes a $120.0 million unsecured Term Loan and up to $180.0 million in unsecured Revolving Loans. As of June 30, 2016, we had $112.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of June 30, 2016, we also had cash and cash equivalents of $10.3 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. As of June 30, 2016, we had $68.0 million outstanding under the Revolving Loans and $42.8 million of fixed rate debt due in less than one year. The Revolving Loans mature on April 25, 2017; however, we may elect to extend the maturity date of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Modified Credit Agreement. As a result, we believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Assuming an allocation of 55% Class A Shares and 45% Class T Shares are sold in the Offering and assuming a maximum offering, we expect that approximately 88.5% of the gross proceeds from the sale of our common stock will be used to invest in real estate and real estate-related assets, while the remaining approximately 11.5% will be used for working capital and to pay costs of the Offering, including selling commissions, dealer manager fees, organization and offering expenses and fees and expenses of CR V Advisors in connection with acquiring properties. All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of June 30, 2016, CR V Advisors had paid organization and offering expenses in excess of the 2.0% in connection with the Offering. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated unaudited financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Offering.
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

Contractual Obligations
As of June 30, 2016, we had $276.9 million of debt outstanding with a weighted average interest rate of 3.99%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments — credit facility	$188,000	$68,000	$120,000	$—	$—
Interest payments — credit facility (2)	15,196	6,434	8,762	—	—
Principal payments — fixed rate debt (3)	88,850	42,750	—	21,295	24,805
Interest payments — fixed rate debt (4)	14,639	3,715	3,747	3,443	3,734
Total	$306,685	$120,899	$132,509	$24,738	$28,539
______________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of June 30, 2016 of 2.90%. Additionally, we executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum beginning on December 31, 2015 through the maturity date of the loan. As of June 30, 2016, the interest rate was 4.02%.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties. As of June 30, 2016, the fair value adjustment, net of accretion, of mortgage notes assumed was $313,000 and deferred financing costs, net of amortization, of mortgage notes assumed were $394,000.

(4)
As of June 30, 2016, we had $21.1 million of variable rate debt effectively fixed through the use of interest swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. As of June 30, 2016, our ratio of debt to total gross real estate assets was 55.5%.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $1.1 million to $5.6 million for the six months ended June 30, 2016, compared to $4.5 million for the six months ended June 30, 2015. The change was primarily due to an increase in depreciation and amortization of $629,000 and a decrease in net loss of $409,000, offset by a net decrease in working capital accounts of $20,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $44.2 million to $27.9 million for the six months ended June 30, 2016, compared to $72.1 million for the six months ended June 30, 2015. The decrease resulted primarily from the purchase of four properties for an aggregate purchase price of $27.6 million during the six months ended June 30, 2016, compared to the purchase of 30 properties for an aggregate purchase price of $70.6 million during the six months ended June 30, 2015.

Financing Activities. Net cash provided by financing activities decreased $46.7 million to $22.5 million for the six months ended June 30, 2016, compared to $69.2 million for the six months ended June 30, 2015. The change was primarily due to a decrease in net proceeds from our Credit Facility, notes payable and line of credit with affiliates of $67.9 million offset by an increase in net proceeds from the issuance of common stock of $22.6 million.
Election as a REIT
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015. We consider our critical accounting policies to be the following:

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
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 8 — Related-Party Transactions and Arrangements to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest
Affiliates of CR V Advisors act as an advisor to, and our interim chief financial officer and our chief executive officer act as executive officers and/or a director of Cole Credit Property Trust IV, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc. and/or other real estate offerings in registration, all of which are public, non-traded REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there are conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR V Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable-rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
As of June 30, 2016, we had an aggregate balance of $68.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2016, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $340,000 per annum.
As of June 30, 2016, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021 with an aggregate notional amount of $141.1 million and an aggregate fair value loss of $3.7 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2016, an increase of 50 basis points in interest rates would result in a derivative liability of $1.6 million, representing a $2.1 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $5.8 million, representing a $2.1 million net change to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of June 30, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company is subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.

The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2016, we paid distributions of $7.9 million, including $4.1 million through the issuance of shares pursuant to the DRIP. Our net loss was $1.4 million for the six months ended June 30, 2016. During the year ended December 31, 2015, we paid distributions of $12.2 million, including $6.7 million through the issuance of shares pursuant to the DRIP. Our net loss was $14.2 million as of December 31, 2015, cumulative since inception.
Net cash provided by operating activities for the six months ended June 30, 2016 was $5.6 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2016 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $1.3 million. Our distributions for the six months ended June 30, 2016 were funded by cash flows from operations of $5.6 million, or 71%, and proceeds from the Offering of $2.3 million, or 29%, including proceeds from prior periods.
Net cash provided by operating activities for the year ended December 31, 2015 was $9.8 million and reflected a reduction for real estate acquisition-related expenses incurred of $3.0 million, in accordance with GAAP. The distributions paid during the year ended December 31, 2015 were funded by cash flows from operations of $9.8 million, or 80%, and proceeds from the Offering of $2.4 million, or 20%.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2016, we had issued approximately 11.3 million shares of our common stock in the Offering for gross offering proceeds of $281.8 million, out of which we incurred $23.0 million in selling commissions and dealer manager fees and $5.7 million in organization and offering costs to CR V Advisors or its affiliates. In addition, we pay a distribution and stockholder servicing fee for Class T shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. We have excluded the distribution and stockholder servicing fee from the above information, as we pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $497.9 million in real estate assets and incurred acquisition-related expenses of $16.2 million, including costs of $12.5 million in acquisition fees and expense reimbursements to CR V Advisors. As of August 9, 2016, we have sold approximately 11.6 million Class A Shares and 64,000 Class T Shares in the Offering for total gross offering proceeds of $289.6 million.
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. The Board reserves the right in its sole discretion at any time, and from time to time, to waive the one-year holding period in the event of death, bankruptcy or other exigent circumstances or terminate, suspend or amend the share redemption program. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2016, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	40,037	$24.11	40,037	(1)
May 1, 2016 - May 31, 2016	—	$—	—	(1)
June 1, 2016 - June 30, 2016	—	$—	—	(1)
Total	40,037		40,037	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
No events occurred during the three months ended June 30, 2016 that would require a response to this item.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information

The following disclosure would have otherwise been filed in a Current Report on Form 8-K under the heading “Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”:
On August 12, 2016, our board of directors appointed Nathan D. DeBacker, age 36, as our chief financial officer and treasurer, effective August 15, 2016.  In addition, effective August 15, 2016, Mr. DeBacker was appointed as chief financial officer and treasurer of Cole Credit Property Trust IV, Inc., Cole Office & Industrial REIT (CCIT II), Inc., and Cole Real Estate Income Strategy (Daily NAV), Inc. (together with the Company, the “Cole REITs”).
Effective August 8, 2016, Mr. DeBacker has served as senior vice president and chief financial officer, Cole REITs, of VEREIT. From May 2014 until joining VEREIT, Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to business organizations.  From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital and, following the merger with VEREIT, most recently as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP.  Mr. DeBacker earned his bachelor’s degree in accounting from the University of Arizona and is a Certified Public Accountant.
Mr. DeBacker will replace Michael J. Bartolotta, who has served as our interim chief financial officer and treasurer since May 30, 2016. Mr. DeBacker did not enter into an employment agreement with us in connection with his appointment as the Company’s chief financial officer and treasurer, and the appointment of Mr. DeBacker as the Company’s chief financial officer and treasurer was not made pursuant to any arrangement or understanding between Mr. DeBacker and any other person. Mr. DeBacker has not had any direct or indirect material interests in any transaction with the Company or to which the Company is a party or in any currently proposed transaction with the Company or to which the Company is a party. Mr. DeBacker does have an employment agreement with VEREIT, dated as of August 8, 2016, relating to his position as senior vice president and chief financial officer, Cole REITs, of that company.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust V, Inc.
(Registrant)

By:	/s/ Michael J. Bartolotta
Name:	Michael J. Bartolotta
Title:	Interim Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: August 12, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2*	Sixth Modification Agreement, dated August 8, 2016, by and among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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