Form 10-Q
period 2016-09-30
Cole Credit Property Trust V, Inc.
filed 2016-11-14
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2016, there were approximately 11.9 million shares of Class A common stock, par value $0.01 per share, and 191,000 shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$114,241	$106,800
Buildings and improvements	336,315	317,604
Intangible lease assets	53,463	51,701
Total real estate investments, at cost	504,019	476,105
Less: accumulated depreciation and amortization	(26,365)	(15,737)
Total real estate investments, net	477,654	460,368
Cash and cash equivalents	2,964	10,110
Restricted cash	478	354
Prepaid expenses, property escrow deposits and other assets	685	339
Rents and tenant receivables, net	4,317	2,985
Deferred costs, net	512	997
Total assets	$486,610	$475,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$255,897	$268,463
Line of credit with affiliate	—	20,000
Accounts payable and accrued expenses	2,803	1,587
Escrowed investor proceeds	40	4
Due to affiliates	1,205	1,076
Intangible lease liabilities, net	3,842	4,249
Distributions payable	1,509	1,218
Derivative liabilities, deferred rental income and other liabilities	4,940	2,996
Total liabilities	270,236	299,593
Commitments and contingencies
Redeemable common stock	10,166	7,277
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 11,644,543 and 9,292,168 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	116	93
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 119,541 and 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1	—
Capital in excess of par value	253,132	199,677
Accumulated distributions in excess of earnings	(44,356)	(30,354)
Accumulated other comprehensive loss	(2,685)	(1,133)
Total stockholders’ equity	206,208	168,283
Total liabilities and stockholders’ equity	$486,610	$475,153
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$8,895	$8,377	$26,525	$23,594
Tenant reimbursement income	1,146	767	3,728	2,237
Total revenues	10,041	9,144	30,253	25,831
Operating expenses:
General and administrative	1,072	1,030	3,213	2,480
Property operating	463	398	1,411	1,104
Real estate tax	874	503	2,845	1,574
Advisory fees and expenses	1,230	1,002	3,607	2,840
Acquisition-related	2	511	1,276	2,921
Depreciation and amortization	3,374	3,221	10,075	9,307
Total operating expenses	7,015	6,665	22,427	20,226
Operating income	3,026	2,479	7,826	5,605
Other income (expense):
Interest expense and other, net	(3,046)	(2,958)	(9,200)	(7,847)
Net loss	$(20)	$(479)	$(1,374)	$(2,242)

Class A Common Stock:
Net loss	$(16)	$(479)	$(1,367)	$(2,242)
Basic and diluted weighted average number of common shares outstanding	11,429,243	8,185,900	10,683,832	7,658,950
Basic and diluted net loss per common share	$(0.00)	$(0.06)	$(0.13)	$(0.29)
Distributions declared per common share	$0.40	$0.40	$1.18	$1.18

Class T Common Stock:
Net loss	$(4)	$—	$(7)	$—
Basic and diluted weighted average number of common shares outstanding	72,046	—	26,588	—
Basic and diluted net loss per common share	$(0.05)	$—	$(0.27)	$—
Distributions declared per common share	$0.35	$—	$1.04	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(20)	$(479)	$(1,374)	$(2,242)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	636	(2,067)	(2,707)	(2,067)
Amount of loss reclassified from other comprehensive income (loss) as interest expense	377	—	1,155	—
Total other comprehensive income (loss)	1,013	(2,067)	(1,552)	(2,067)
Total comprehensive income (loss)	$993	$(2,546)	$(2,926)	$(4,309)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	9,292,168	$93	—	$—	$199,677	$(30,354)	$(1,133)	$168,283
Issuance of common stock	2,495,845	24	119,541	1	65,957	—	—	65,982
Distributions to investors	—	—	—	—	—	(12,628)	—	(12,628)
Commissions, dealer manager and distribution fees	—	—	—	—	(4,855)	—	—	(4,855)
Other offering costs	—	—	—	—	(1,331)	—	—	(1,331)
Redemptions of common stock	(143,470)	(1)	—	—	(3,427)	—	—	(3,428)
Changes in redeemable common stock	—	—	—	—	(2,889)	—	—	(2,889)
Comprehensive loss	—	—	—	—	—	(1,374)	(1,552)	(2,926)
Balance, September 30, 2016	11,644,543	$116	119,541	$1	$253,132	$(44,356)	$(2,685)	$206,208
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,374)	$(2,242)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	10,221	9,521
Straight-line rental income	(810)	(950)
Amortization of deferred financing costs	887	806
Amortization of fair value adjustments of notes payable assumed	(300)	(285)
Changes in assets and liabilities:
Rents and tenant receivables	(522)	(151)
Prepaid expenses and other assets	(62)	(56)
Accounts payable and accrued expenses	1,216	146
Deferred rental income and other liabilities	392	70
Due to affiliates	32	538
Due from affiliates	—	69
Net cash provided by operating activities	9,680	7,466
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(27,914)	(85,852)
Payment of property escrow deposit	(284)	(50)
Change in restricted cash	(124)	(250)
Net cash used in investing activities	(28,322)	(86,152)
Cash flows from financing activities:
Proceeds from issuance of common stock	59,666	32,644
Redemptions of common stock	(3,428)	(260)
Offering costs on issuance of common stock	(6,089)	(3,573)
Proceeds from credit facility and notes payable	98,600	67,500
Repayments of credit facility and notes payable	(110,500)	(3,500)
Repayment of line of credit with affiliate	(20,000)	—
Distributions to investors	(6,021)	(3,971)
Change in escrowed investor proceeds	36	75
Deferred financing costs paid	(768)	(731)
Net cash provided by financing activities	11,496	88,184
Net (decrease) increase in cash and cash equivalents	(7,146)	9,498
Cash and cash equivalents, beginning of period	10,110	6,907
Cash and cash equivalents, end of period	$2,964	$16,405
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$1,509	$1,090
Common stock issued through distribution reinvestment plan	$6,316	$4,892
Change in fair value of interest rate swaps	$(1,552)	$(2,067)
Accrued distribution and stockholder servicing fees due to affiliates	$117	$—
Supplemental cash flow disclosures:
Interest paid	$8,560	$6,952
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2016
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
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the initial public offering offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering at a price of $25.00 per share until April 8, 2016 and $26.37 per share effective April 11, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016 and $24.00 per share effective April 11, 2016 (together with the Class T Shares as defined below, the “Offering”). In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T shares of the Company’s common stock (the “Class T Shares”) at a price of $25.26 per share in the primary portion of the Offering, along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Offering. The Company reserves the right to reallocate the shares being offered in the Offering among the classes of shares and between the primary offering and the DRIP, as defined below.
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to VEREIT Operating Partnership, L.P. (“VEREIT OP”), an affiliate of Cole Capital and the operating partnership of VEREIT, resulting in gross proceeds of $2.5 million, and commenced principal operations. As of September 30, 2016, the Company had issued approximately 11.9 million shares of common stock in the Offering for gross offering proceeds of $297.6 million ($294.6 million in Class A Shares and $3.0 million in Class T Shares) before organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees of $30.1 million.
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
September 30, 2016

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
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of necessity retail properties located throughout the United States. The retail properties primarily will be single tenant properties and multi-tenant “power centers” anchored by large, creditworthy national, regional or local retailers. The Company expects that the retail properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of September 30, 2016, the Company owned 116 properties, comprising 2.5 million rentable square feet of commercial space located in 31 states. As of September 30, 2016, the rentable square feet at these properties was 98.9% leased, including month-to-month agreements, if any.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated unaudited financial statements have been reclassified to conform to the current period presentation. The Company has chosen to combine depreciation of $2.2 million and $6.3 million and amortization of $1.0 million and $3.0 million for the three and nine months ended September 30, 2015, respectively, into the line item depreciation and amortization in the condensed consolidated unaudited statements of operations. In addition, the Company has chosen to combine depreciation of $6.3 million and amortization of intangible lease assets and below-market lease intangibles, net of $3.2 million for the nine months ended September 30, 2015, into the line item

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

depreciation and amortization, net in the condensed consolidated unaudited statements of cash flows. These reclassifications had no effect on previously reported totals or subtotals.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2016 or December 31, 2015.
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
September 30, 2016

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
Restricted Cash and Escrows
The Company had $478,000 and $354,000 in restricted cash as of September 30, 2016 and December 31, 2015, respectively. Included in restricted cash were escrowed investor proceeds of $40,000 and $4,000 for which shares of common stock had not been issued as of September 30, 2016 and December 31, 2015, respectively. Also included in restricted cash was $438,000 and $350,000 in lender cash management accounts as of September 30, 2016 and December 31, 2015, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Distribution and Stockholder Servicing Fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Through October 4, 2016, the daily amount of the distribution and stockholder servicing fee payable was calculated to equal 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. On October 5, 2016, the Company entered into Amendment No. 1 to its Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). Pursuant to the Amended Dealer Manager Agreement, the calculation of the daily amount of distribution and stockholder servicing fee was changed to equal 1/365th of 1.0% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering.
The distribution and stockholder servicing fee is paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred.
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2016, the Company had an allowance for uncollectible accounts of $3,000. As of December 31, 2015, the Company did not have an allowance for uncollectible accounts.
Earnings per Share
We have two classes of common stock. Accordingly, we utilize the two-class method to determine our earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2016 or 2015.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

Recent Accounting Pronouncements
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. The Company has identified its revenue streams and is in the process of evaluating the impact on its consolidated financial statements and internal accounting processes; however, as the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset, and for operating leases, the lessee would recognize a straight-line total lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and are required to be applied on a modified retrospective approach. Early adoption is permitted.
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2016, the estimated fair value of the Company’s debt was $261.9 million, compared to the carrying value of $257.4 million. The estimated fair value of the Company’s debt was $290.8 million as of December 31, 2015, compared to the carrying value on that date of $289.3 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable in order to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(2,685)	$—	$(2,685)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial liability:
Interest rate swap	$(1,133)	$—	$(1,133)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2016 Property Acquisitions
During the nine months ended September 30, 2016, the Company acquired four commercial properties for an aggregate purchase price of $27.6 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the nine months ended September 30, 2016 (in thousands):

2016 Acquisitions
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases (1)	1,762
Total purchase price	$27,614
______________________

(1)	As of September 30, 2016, the weighted average amortization period for acquired in-place leases is 11.1 years for acquisitions completed during the nine months ended September 30, 2016.
During the three and nine months ended September 30, 2016, the Company recorded revenue of $512,000 and $1.2 million, respectively, and net income of $288,000 and loss of $624,000, respectively, related to the 2016 Acquisitions. No acquisition-related expenses were recorded during the three months ended September 30, 2016, and $1.2 million was recorded during the nine months ended September 30, 2016 related to the 2016 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma basis:
Revenue	$10,036	$9,651	$30,556	$27,352
Net loss	$(225)	$(395)	$(500)	$(3,243)

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

The pro forma information for the nine months ended September 30, 2016 was adjusted to exclude $1.2 million of acquisition-related expenses recorded during the period related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the nine months ended September 30, 2015. No acquisition-related expenses were recorded during the three months ended September 30, 2016 related to the 2016 Acquisitions. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
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

2015 Acquisitions
Land	$18,778
Buildings and improvements	57,838
Acquired in-place leases	7,566
Acquired above-market leases	1,360
Intangible lease liabilities	(961)
Total purchase price	$84,581
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

	Three Months Ended September 30,		Nine Months Ended September 30, 2015	Period from March 18, 2014 to September 30, 2014
	2015	2014
Pro forma basis:
Revenue	$9,257	$2,375	$27,816	$4,334
Net (loss) income	$(335)	$(5,016)	$1	$(6,357)
The pro forma information for the three and nine months ended September 30, 2015 was adjusted to exclude $499,000 and $2.9 million, respectively, of acquisition-related expenses recorded during such periods related to the 2015 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the three months ended September 30, 2014 and the period from March 18, 2014 to September 30, 2014. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2016, the Company entered into one interest rate swap agreement, and as of September 30, 2016, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Liabilities as of
		September 30, 2016				September 30, 2016	December 31, 2015
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$141,100	3.49% to 4.02%	12/31/2015 to 1/15/2016	4/25/2019 to 2/1/2021	$(2,685)	$(1,133)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2016, the amounts reclassified were $377,000 and $1.2 million, respectively. No amounts were reclassified for the three and nine months ended September 30, 2015.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the nine months ended September 30, 2016 and 2015. During the next 12 months, the Company estimates that an additional $1.2 million will be reclassified from other comprehensive income (loss) as an increase to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of September 30, 2016, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $2.7 million. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2016, the Company had $255.9 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.3 years and a weighted average interest rate of 4.27%. The following table summarizes the debt balances as of September 30, 2016 and December 31, 2015, and the debt activity for the nine months ended September 30, 2016 (in thousands):

		During the Nine Months Ended September 30, 2016
	Balance as of December 31, 2015	Debt Issuance, Net (1)	Repayments	Accretion and (Amortization)	Balance as of September 30, 2016
Credit facility	$201,500	$31,000	$(110,500)	$—	$122,000
Fixed rate debt	67,750	67,600	—	—	135,350
Line of credit with affiliate	20,000	—	(20,000)	—	—
Total debt	289,250	98,600	(130,500)	—	257,350
Net premiums (2)	511	—	—	(300)	211
Deferred costs (3)	(1,298)	(679)	—	313	(1,664)
Total debt, net	$288,463	$97,921	$(130,500)	$13	$255,897
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
As of September 30, 2016, the fixed rate debt outstanding of $135.4 million included mortgage notes assumed with a face amount of $42.8 million and a fair value of $43.7 million at the date of assumption and $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.49% to 5.66% per annum. The debt outstanding matures on various dates from April 2017 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $208.7 million as of September 30, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%, depending on the Company’s leverage ratio (as defined in the Modified Credit Agreement); or (ii) a base rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio (as defined in the Modified Credit Agreement), plus the greatest of: (a) JPMorgan Chase’s Prime Rate (as defined in the Modified Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Modified Credit Agreement) plus 0.50%; or (c) one-month LIBOR plus 1.0% multiplied by the statutory reserve rate. As of September 30, 2016, the amount outstanding under the Revolving Loans totaled $2.0 million at an interest rate of 2.97%, and the amount outstanding under the Term Loan totaled $120.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum beginning on December 31, 2015 through the maturity date of the Term Loan. As of September 30, 2016, the all-in rate for the Swapped Term Loan was 4.02%. The Company had $122.0 million of debt outstanding under the Credit Facility as of September 30, 2016 at a weighted average interest rate of 4.00% and $178.0 million in unused capacity, subject to borrowing availability.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

The Modified Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Modified Credit Agreement requires the Company to maintain a fixed charge coverage ratio equal to or greater than 1.50, as well as a minimum consolidated net worth not less than $150.0 million plus 75% of the equity interests issued by the Company. The Company believes it was in compliance with the covenants of the Modified Credit Agreement as of September 30, 2016.
In addition, the Company previously had $20.0 million outstanding on its $60.0 million subordinate line of credit with an affiliate of the Company’s advisor (the “Series C Loan”), which was repaid in full on its maturity date of March 17, 2016. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of September 30, 2016, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one single-tenant retail property, subject to meeting certain criteria, for a purchase price of $9.7 million, exclusive of closing costs. As of September 30, 2016, the Company had a $284,000 property escrow deposit held by an escrow agent in connection with this future property acquisition. This deposit is included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposit and other assets and could be forfeited under certain circumstances. As of September 30, 2016, the escrow deposit had not been forfeited.
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
NOTE 8 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR V Advisors and certain of its affiliates in connection with the Offering and the acquisition, management and disposition of its assets.
Selling commissions and dealer manager fees
In connection with the Offering, CCC, the Company’s dealer manager, which is affiliated with CR V Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offering for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. The Company has been advised that CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds from the primary portion of the Offering for both Class A Shares and Class T Shares as a dealer manager fee in connection with the primary portion of the Offering. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2016, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated unaudited financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable.
Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. Pursuant to the Amended Dealer Manager Agreement, beginning on October 5, 2016, the distribution and stockholder servicing fee will be calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The maximum amount of distribution and stockholder servicing fees payable has not changed pursuant to the provisions of the Amended Dealer Manager Agreement. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year. Additionally, CR V Advisors or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Advisors, the Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective March 1, 2016, is based on the estimated market value of the Company’s real estate assets used to determine the Company’s per share NAV, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to March 1, 2016, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

Operating expenses
The Company reimburses CR V Advisors, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CR V Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR V Advisors or its affiliates for personnel costs in connection with the services for which CR V Advisors or its affiliates receive acquisition or disposition fees.
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2016 and 2015, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2016 and 2015, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016		2015

Selling commissions	$727		$900	$3,532		$2,102
Dealer manager fees	$273		$279	$1,203		$650
Other organization and offering expenses	$319		$315	$1,331		$745
Distribution and stockholder servicing fees	$3	(1)	$—	$3	(1)	$—
Acquisition fees and expenses (2)	$—		$349	$690		$2,121
Advisory fees and expenses (2)	$1,230		$1,002	$3,607		$2,840
Operating expenses (2)	$556		$378	$1,527		$945

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $117,000, which is included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

(2)
During the nine months ended September 30, 2015, CR V Advisors permanently waived its rights to expense reimbursements totaling $250,000, which are excluded from the table above as the Company is not responsible for this amount. No such amounts were waived during the nine months ended September 30, 2016.

Due to Affiliates
As of September 30, 2016, $1.2 million was recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates, and the estimated liability for future distribution and stockholder servicing fees payable to CCC. The amount is primarily for advisory and operating expenses and distribution and stockholder servicing fees. As of December 31, 2015, $1.1 million had been incurred by CR V Advisors, or its affiliates, primarily for advisory, operating and acquisition-related expenses, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets for such periods.
Transactions
The Company incurred $111,000 and $361,000 of interest expense related to the Series C Loan during the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Refer to Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for further explanation.
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
NOTE 10 — SUBSEQUENT EVENTS
Status of the Offering
Through November 7, 2016, the Company had received gross proceeds of $306.5 million ($301.7 million in Class A Shares and $4.8 million in Class T Shares) through the issuance of approximately 12.3 million shares of its common stock in the Offering (including shares issued pursuant to the DRIP).
Redemption of Shares of Common Stock
Subsequent to September 30, 2016, the Company redeemed approximately 50,000 shares for $1.2 million at an average per share price of $23.58 pursuant to the Company’s share redemption program.
Credit Facility
Subsequent to September 30, 2016, the Company repaid $2.0 million of the amounts outstanding under the Credit Facility. As of November 7, 2016, the Company had $120.0 million outstanding under the Credit Facility and $180.0 million in unused capacity, subject to borrowing availability.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
September 30, 2016

Distribution and stockholder servicing fees
As described in Note 8 — Related-Party Transactions and Arrangements, on October 5, 2016, the Company entered into the Amended Dealer Manager Agreement. Pursuant to the Amended Dealer Manager Agreement, the calculation of the daily amount of the distribution and stockholder servicing fee was changed to equal 1/365th of 1.0% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering.

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q of Cole Credit Property Trust V, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution readers not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. Additionally, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 89% and 92% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 88% and 91% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively. As 98.9% of our rentable square feet was under lease as of September 30, 2016 (including any month-to-month agreements) with a weighted average remaining lease term of 11.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing the tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Portfolio Information
As of September 30, 2016, we owned 116 properties, comprising 2.5 million rentable square feet of commercial space located in 31 states, which were 98.9% leased (including any month-to-month agreements) with a weighted average lease term remaining of 11.0 years. As of September 30, 2016, two of our tenants accounted for 18% and 11%, respectively, of our 2016 annualized rental income. We also had certain geographic concentrations in our property holdings. In particular, as of September 30, 2016, eight of our properties were located in Texas and 13 were located in California, each of which accounted for 11% of our 2016 annualized rental income, and nine properties were located in Indiana and seven were located in Louisiana, each of which accounted for 10% of our 2016 annualized rental income. In addition, we had tenants in the drugstore, discount store, gas and convenience, and sporting goods industries, which accounted for 19%, 16%, 11% and 10%, respectively, of our 2016 annualized rental income.
The following table shows the property statistics of our real estate assets as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Number of commercial properties	116	111
Rentable square feet (in thousands) (1)	2,529	2,288
Percentage of rentable square feet leased	98.9%	99.1%
______________________
(1) Includes square feet of buildings on land parcels subject to ground leases.

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial properties acquired	—	2	4	32
Purchase price of acquired properties (in thousands)	$—	$13,971	$27,614	$84,581
Rentable square feet (in thousands)	—	27	237	426
______________________
(1) Includes square feet of buildings on land parcels subject to ground leases.
Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		2016 vs 2015 Increase (Decrease)	Nine Months Ended September 30,		2016 vs 2015 Increase (Decrease)
	2016	2015		2016	2015
Total revenues	$10,041	$9,144	$897	$30,253	$25,831	$4,422
General and administrative expenses	$1,072	$1,030	$42	$3,213	$2,480	$733
Property operating expenses	$463	$398	$65	$1,411	$1,104	$307
Real estate tax expenses	$874	$503	$371	$2,845	$1,574	$1,271
Advisory fees and expenses	$1,230	$1,002	$228	$3,607	$2,840	$767
Acquisition-related expenses	$2	$511	$(509)	$1,276	$2,921	$(1,645)
Depreciation and amortization	$3,374	$3,221	$153	$10,075	$9,307	$768
Operating income	$3,026	$2,479	$547	$7,826	$5,605	$2,221
Interest expense and other, net	$3,046	$2,958	$88	$9,200	$7,847	$1,353
Net loss	$(20)	$(479)	$(459)	$(1,374)	$(2,242)	$(868)

Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $897,000 and $4.4 million during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, was primarily due to the acquisition and management of five income-producing properties subsequent to September 30, 2015. Rental and other property income accounted for 89% and 92% of our total revenue for the three months ended September 30, 2016 and 2015, respectively, and 88% and 91% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $1.1 million and $3.7 million in tenant reimbursement income during the three and nine months ended September 30, 2016, respectively, compared to $767,000 and $2.2 million during the same periods in 2015.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, state franchise and income taxes, operating expense reimbursements to our advisor and accounting fees.
The increase in general and administrative expenses of $42,000 and $733,000 during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, was primarily due to increased operating expense reimbursements to our advisor as a result of certain expense allocations performed on a quarterly basis. No such allocation was made during the three and nine months ended September 30, 2015 as the allocation was performed on an annual basis during the year ended December 31, 2015.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $65,000 during the three months ended September 30, 2016, as compared to the same period in 2015, was due to owning 116 properties for the entire three months ended September 30, 2016, compared to owning 109 properties for the entire three months ended September 30, 2015 and purchasing two additional properties during such period.
The increase in property operating expenses of $307,000 during the nine months ended September 30, 2016, as compared to the same period in 2015, was due to owning 112 properties for the entire nine months ended September 30, 2016 and purchasing four additional properties during such period, compared to owning 79 properties for the entire nine months ended September 30, 2015 and purchasing 32 additional properties during such period.
Real Estate Tax Expense
The increase in real estate tax expense of $371,000 during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to owning 116 properties for the entire three months ended September 30, 2016, as compared to owning 109 properties for the entire three months ended September 30, 2015 and acquiring two additional properties during such period.
The increase in real estate tax expense of $1.3 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to owning 112 properties for the entire nine months ended September 30, 2016 and purchasing four additional properties during such period, as compared to owning 79 properties for the entire nine months ended September 30, 2015 and acquiring 32 additional properties during such period.
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
The increase in advisory fees and expenses of $228,000 during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase in our average invested assets to $541.2 million over the three months ended September 30, 2016, compared to $460.3 million over the three months ended September 30, 2015.

The increase in advisory fees and expenses of $767,000 during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase in our average invested assets to $526.0 million over the nine months ended September 30, 2016, compared to $436.0 million over the nine months ended September 30, 2015.
Acquisition-Related Expenses
Acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
The decrease in acquisition-related expenses of $509,000 during the three months ended September 30, 2016, as compared to the same period in 2015, was due to no acquisitions of commercial properties during the three months ended September 30, 2016, compared to the purchase of two commercial properties for an aggregate purchase price of $14.0 million during the three months ended September 30, 2015.
The decrease in acquisition-related expenses of $1.6 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was due to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the nine months ended September 30, 2016, compared to the purchase of 32 commercial properties for an aggregate purchase price of $84.6 million during the nine months ended September 30, 2015.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $153,000 during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to owning 116 properties for the entire three months ended September 30, 2016, compared to owning 109 properties during the entire three months ended September 30, 2015 and purchasing two additional properties during such period.
The increase in depreciation and amortization expenses of $768,000 during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to owning 112 properties for the entire nine months ended September 30, 2016 and purchasing four additional properties during such period, compared to owning 79 properties during the entire nine months ended September 30, 2015 and purchasing 32 additional properties during such period.
Interest Expense and Other, Net
The increase in interest expense and other, net of $88,000 during the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to costs incurred related to our interest rate swap agreements entered into subsequent to September 30, 2015, partially offset by a decrease in the average aggregate amount of debt outstanding to $267.1 million during the three months ended September 30, 2016 from $306.7 million during the three months ended September 30, 2015.
The increase in interest expense and other, net of $1.4 million during the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to costs incurred related to our interest rate swap agreements entered into subsequent to September 30, 2015, partially offset by a decrease in the average aggregate amount of debt outstanding to $273.3 million during the nine months ended September 30, 2016 from $279.0 million during the nine months ended September 30, 2015.
Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of our properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods.

“Non-same store” properties, as reflected in the table below, includes properties acquired on or after July 1, 2015. As shown in the table below, contract rental revenue on the 109 same store properties for the three months ended September 30, 2016 decreased $72,000 during the three months ended September 30, 2016 as compared to the same period in 2015. The same store properties were 98.8% occupied as of September 30, 2016, as compared to 99.1% occupied as of September 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	109	$7,981	$8,053	$(72)	(0.9)%
“Non-same store” properties	7	723	84	639	761%
Total contract rental revenue	116	8,704	8,137	567	7%

Straight-line rental income		254	296	(42)	(14)%
Amortization(1)		(63)	(56)	(7)	(13)%
Rental income - as reported		$8,895	$8,377	$518	6%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015. As shown in the table below, contract rental revenue on the 79 same store properties for the nine months ended September 30, 2016 increased $74,000 to $20.2 million, compared to $20.1 million for the nine months ended September 30, 2015. The expiration of a rent abatement period for one same store property accounted for $124,000 of contract rental revenue for the nine months ended September 30, 2016. The same store properties were 98.9% occupied as of September 30, 2016 as compared to 99.2% occupied as of September 30, 2015. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	79	$20,151	$20,077	$74	0.4%
“Non-same store” properties	37	5,759	2,781	2,978	107%
Total contract rental revenue	116	25,910	22,858	3,052	13%

Straight-line rental income		810	950	(140)	(15)%
Amortization(1)		(195)	(214)	19	9%
Rental income - as reported		$26,525	$23,594	$2,931	12%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0043032787 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share was sold in the Offering and ending on December 31, 2016, equal to $0.0043032787 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of September 30, 2016, we had distributions payable of $1.5 million.
In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2017. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2017, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
During the nine months ended September 30, 2016 and 2015, we paid distributions of $12.3 million and $8.9 million, respectively, including $6.3 million and $4.9 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $9.7 million and $7.5 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million and $2.9 million, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2016 and 2015 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $1.3 million and $2.9 million, respectively. Our distributions for the nine months ended September 30, 2016, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $9.7 million, or 78%, and proceeds from the Offering of $2.6 million, or 22%, including proceeds from prior periods. Our distributions for the nine months ended September 30, 2015, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $7.5 million, or 84%, and proceeds from the Offering of $1.4 million, or 16%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. During the nine months ended September 30, 2016, we received valid redemption requests under our share redemption program totaling approximately 133,000 shares, of which we redeemed approximately 83,000 shares as of September 30, 2016 for $2.0 million at an average redemption price of $23.90 per share and approximately 50,000 shares subsequent to September 30, 2016 for $1.2 million at an average redemption price of $23.58 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of September 30, 2016, we had raised $297.6 million of gross proceeds from the Offering ($294.6 million in Class A Shares and $3.0 million in Class T Shares) before organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees of $30.1 million.
Our Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent provides for borrowings of up to $300.0 million, which includes a $120.0 million unsecured Term Loan and up to $180.0 million in unsecured Revolving Loans. As of September 30, 2016, we had $178.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2016, we also had cash and cash equivalents of $3.0 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. As of September 30, 2016, we had $2.0 million outstanding under the Revolving Loans and $42.8 million of fixed rate debt due in less than one year. The Revolving Loans mature on April 25, 2017; however, we may elect to extend the maturity date of certain loans to April 25, 2019 subject to satisfying certain conditions described in the Modified Credit Agreement. As a result, we believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
All organization and offering expenses (excluding selling commissions and the dealer manager fee) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2016, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated unaudited financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Offering. As we raise additional proceeds from the Offering, these excess amounts may become payable.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we may use other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of September 30, 2016, we had $257.4 million of debt outstanding with a weighted average interest rate of 4.27%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$122,000	$2,000	$120,000	$—	$—
Interest payments – credit facility (2)	12,405	4,858	7,547	—	—
Principal payments – fixed rate debt (3)	135,350	42,750	—	21,391	71,209
Interest payments – fixed rate debt (4)	22,938	4,974	7,501	7,011	3,452
Total	$292,693	$54,582	$135,048	$28,402	$74,661
______________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of September 30, 2016 of 2.97%. Additionally, we executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum beginning on December 31, 2015 through the maturity date of the loan. As of September 30, 2016, the interest rate was 4.02%.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties. As of September 30, 2016, the fair value adjustment, net of accretion, of mortgage notes assumed was $211,000 and deferred financing costs, net of amortization, of mortgage notes assumed were $788,000.

(4)
As of September 30, 2016, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. As of September 30, 2016, our ratio of debt to total gross real estate assets net of gross intangible lease liabilities was 51.6%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 51.0%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of September 30, 2016 (in thousands):

Balance as of September 30, 2016
Credit facility and notes payable, net	$255,897
Deferred costs and net premiums	1,453
Less: Cash and cash equivalents	(2,964)
Net debt	$254,386

Gross real estate assets, net (1)	$499,188
Net debt leverage ratio	51.0%
______________________
(1) Net of gross intangible lease liabilities.
As of September 30, 2016, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one single-tenant retail property, subject to meeting certain criteria, for a purchase price of $9.7 million, exclusive of closing costs. As of September 30, 2016, we had $284,000 of property escrow deposits held by escrow agents in connection with this future property acquisition. This deposit is included in the accompanying condensed consolidated unaudited balance sheets in prepaid expenses, property escrow deposit and other assets and could be forfeited under certain circumstances. As of September 30, 2016, the escrow deposit had not been forfeited.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $2.2 million to $9.7 million for the nine months ended September 30, 2016, compared to $7.5 million for the nine months ended September 30, 2015. The change was primarily due to an increase in depreciation and amortization of $766,000, a decrease in net loss of $868,000, and a net increase in working capital accounts of $440,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $57.9 million to $28.3 million for the nine months ended September 30, 2016, compared to $86.2 million for the nine months ended September 30, 2015. The decrease resulted primarily from the purchase of four properties for an aggregate purchase price of $27.6 million during the nine months ended September 30, 2016, compared to the purchase of 32 properties for an aggregate purchase price of $84.6 million during the nine months ended September 30, 2015.
Financing Activities. Net cash provided by financing activities decreased $76.7 million to $11.5 million for the nine months ended September 30, 2016, compared to $88.2 million for the nine months ended September 30, 2015. The change was primarily due to a decrease in net proceeds from our Credit Facility, notes payable and line of credit with affiliates of $95.9 million offset by an increase in net proceeds from the issuance of common stock of $21.3 million.

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

Conflicts of Interest
Affiliates of CR V Advisors act as an advisor to, and our chief financial officer and our chief executive officer act as executive officers and/or a director of Cole Credit Property Trust IV, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Office & Industrial REIT (CCIT III), Inc., and/or other real estate offerings in registration, all of which are public, non-traded REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there are conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR V Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Interest Rate Risk
As of September 30, 2016, we had an aggregate balance of $2.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2016, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $10,000 per annum.
As of September 30, 2016, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021 with an aggregate notional amount of $141.1 million and an aggregate fair value loss of $2.7 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2016, an increase of 50 basis points in interest rates would result in a derivative liability of $776,000, representing a $1.9 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $4.6 million, representing a $1.9 million net change to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of September 30, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We are subject to tenant, geographic and industry concentrations. Any downturn of the economic conditions in one or more of these tenants, states or industries could result in a material reduction of our cash flows or material losses to us.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the nine months ended September 30, 2016, we paid distributions of $12.3 million, including $6.3 million through the issuance of shares pursuant to the DRIP. Our net loss was $1.4 million for the nine months ended September 30, 2016. During the year ended December 31, 2015, we paid distributions of $12.2 million, including $6.7 million through the issuance of shares pursuant to the DRIP. Our net loss was $14.2 million as of December 31, 2015, cumulative since inception.
Net cash provided by operating activities for the nine months ended September 30, 2016 was $9.7 million and reflected a reduction for real estate acquisition-related expenses incurred of $1.3 million in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2016 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $1.3 million. Our distributions for the nine months ended September 30, 2016, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $9.7 million, or 78%, and proceeds from the Offering of $2.6 million, or 22%, including proceeds from prior periods.
Net cash provided by operating activities for the year ended December 31, 2015 was $9.8 million and reflected a reduction for real estate acquisition-related expenses incurred of $3.0 million, in accordance with GAAP. The distributions paid during the year ended December 31, 2015, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $9.8 million, or 80%, and proceeds from the Offering of $2.4 million, or 20%.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2016, we had issued approximately 11.9 million shares of our common stock in the Offering for gross offering proceeds of $297.6 million, out of which we incurred $23.9 million in selling commissions and dealer manager fees and $6.0 million in organization and offering costs payable to CR V Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. Pursuant to the Amended Dealer Manager Agreement, beginning on October 5, 2016, the distribution and stockholder servicing fee will be calculated on a daily basis in an amount equal to 1/365th of 1.0% of the per share NAV of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We have excluded the distribution and stockholder servicing fee from the above information, as we pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $497.9 million in real estate assets and incurred acquisition-related expenses of $16.2 million, including costs of $12.5 million in acquisition fees and expense reimbursements to CR V Advisors. As of November 7, 2016, we have sold approximately 12.1 million Class A Shares and 191,000 Class T Shares in the Offering for total gross offering proceeds of $306.5 million.

The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statement. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2016, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016	—	$—	—	(1)
August 1, 2016 – August 31, 2016	42,639	$23.70	42,639	(1)
September 1, 2016 – September 30, 2016	—	$—	—	(1)
Total	42,639		42,639	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cole Credit Property Trust V, Inc.
(Registrant)

By:	/s/ Nathan D. DeBacker
Name:	Nathan D. DeBacker
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: November 10, 2016

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Sixth Modification Agreement, dated August 8, 2016, by and among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A. as administrative agent, and other lending institutions (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 000-55437), filed August 15, 2016).

10.2
Amendment No. 1 to Amended and Restated Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation dated October 5, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55437), filed October 6, 2016).

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