Form 10-K
period 2016-12-31
Cole Credit Property Trust V, Inc.
filed 2017-03-27
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. There were approximately 11.1 million shares of Class A common stock and 25,121 shares of Class T common stock held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $279.2 million, assuming a market value of $26.37 per share of Class A common stock and $25.26 per share of Class T common stock, the offering prices per share as of June 30, 2016 in the registrant’s initial public offering exclusive of any available discounts for certain categories of purchasers.
As of March 23, 2017, there were approximately 13.0 million shares of Class A common stock and 526,000 shares of Class T common stock, par value per share of $0.01 each, of Cole Credit Property Trust V, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust V, Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We may be affected by the incurrence of additional secured or unsecured debt.

•	We may not be able to achieve profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•
Our sponsor may be unable to fully reestablish the financial network which previously supported Cole Capital sponsored REITs and/or regain the prior level of transaction and capital raising volume achieved by Cole REITs.

•	We are subject to risks that may affect capital raising volume as a result of increased regulatory changes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A. Risk Factors within this Annual Report on Form 10-K.

Definitions
We use certain defined terms throughout this Annual Report on Form 10-K that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any bad debt allowances and any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple net or double net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot).

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust V, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation incorporated on December 12, 2012, which elected to be taxed, and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership (“CCPT V OP”). We are externally managed by Cole REIT Advisors V, LLC, a Delaware limited liability company (“CR V Advisors”), an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls our external advisor, CR V Advisors, our dealer manager, Cole Capital Corporation (“CCC”), our property manager, CREI Advisors, LLC (“CREI Advisors”), and our sponsor, Cole Capital.
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
We were initially capitalized on February 15, 2013 when CREInvestments, LLC (“CREI”), an affiliate of CR V Advisors, acquired 100 shares of common stock for $1,000, and on June 19, 2013, we sold 19,900 shares of common stock for $199,000 to CREI. On February 7, 2014, the ownership of the shares held by CREI was transferred to VEREIT Operating Partnership, L.P. (“VEREIT OP”). Also on February 7, 2014, we effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share and VEREIT OP’s ownership of 8,000 shares of common stock, rather than 20,000 shares (the “Reverse Stock Split”). Pursuant to our charter, VEREIT OP is prohibited from selling the 8,000 shares of our common stock that represents the initial investment in us for so long as Cole Capital remains our sponsor; provided, however, that VEREIT OP may transfer ownership of all or a portion of these 8,000 shares of our common stock to other affiliates of our sponsor.

Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) filed with the SEC under the Securities Act and declared effective by the SEC on March 17, 2014, we commenced our initial public offering (the “Offering”) on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. The Offering initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering at a price of $25.00 per share, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016. On March 18, 2014, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of our common stock to VEREIT OP, resulting in gross proceeds of $2.5 million, and commenced principal operations.

Effective as of March 4, 2016, we changed the designation of our common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of our Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to our Articles of Amendment and Restatement. All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in our charter, as amended, that are payable in connection with the Class T Shares. In addition, our charter provides that, in the event of a liquidation of our assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.

On March 29, 2016, our board of directors adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”) to allow for the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.

On April 11, 2016, we announced that our board of directors established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price of shares in the primary portion of the Offering to be $26.37 per share (representing the $24.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of shares pursuant to the Original DRIP to be $24.00 per share (the estimated per share NAV). In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares at a price of $25.26 per share in the primary portion of the Offering (representing the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Offering. The Company also began offering Class T Shares pursuant to the DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the DRIP at a price of $24.00 per share. The Company reserves the right to reallocate the shares being offered in the Offering among the classes of shares and between the primary offering and the DRIP.
As of December 31, 2016, we had issued approximately 12.9 million shares of our common stock in the Offering for gross offering proceeds of $321.6 million ($313.5 million in Class A Shares and $8.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $32.0 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $16,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $306,000.
On March 24, 2017, our board of directors established an updated estimated per share NAV of our common stock, as of December 31, 2016, of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016, we will continue to offer Class A Shares in the primary portion of the Offering for $26.37 per share, Class T Shares in the primary portion of the Offering for $25.26 per share and Class A Shares and Class T Shares in our DRIP for $24.00 per share. Additionally, $24.00 per share will continue to serve as the most recent estimated per share NAV for purposes of the share redemption program.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274), we intend to commence a follow-on offering of an aggregate of $1.2 billion in shares of Class A common stock and Class T common stock in the primary offering and an additional $300.0 million in shares of common stock pursuant to the DRIP. The Registration Statement on Form S-11 for the proposed follow-on offering was filed with the SEC on December 22, 2016 and has not yet been declared effective by the SEC. No assurance can be given regarding when, or if, the Registration Statement on Form S-11 will be declared effective by the SEC.
We have used, and intend to continue using, substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of core commercial real estate investments primarily consisting of necessity retail properties located throughout the United States. We use the term “core” to describe existing properties currently operating and generating income that are leased to national and regional creditworthy tenants under long-term net leases and are strategically located. As of December 31, 2016, we owned 116 properties, comprising 2.5 million rentable square feet of commercial space located in 31 states. As of December 31, 2016, the rentable space at these properties was 98.8% leased, including month-to-month agreements, if any.
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
Acquisition and Investment Policies
Types of Investments
We invest in income-producing necessity retail properties that are primarily single-tenant properties or anchored shopping centers which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers. Anchored shopping centers are multi-tenant properties that are anchored by one or more large national, regional or local retailers.
For over three decades, our sponsor, Cole Capital, has developed and utilized this investment approach in acquiring and managing core commercial real estate assets primarily in the retail sector, but also in the office and industrial sectors as well. We believe that our sponsor’s experience in assembling real estate portfolios, which principally focus on national and regional creditworthy tenants subject to long-term leases, provides us with a competitive advantage. In addition, our sponsor has built an organization of approximately 350 employees who are experienced in the various aspects of acquiring, financing and managing commercial real estate, and we believe that our access to these resources provides us with a competitive advantage.
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
We may further diversify our portfolio by making and investing in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. We may acquire properties under development or that require substantial refurbishment or renovation. We also have acquired and may continue to acquire majority or minority interests in other entities with investment objectives similar to ours. Many of our properties are, and we anticipate future properties will be, leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties or as part of anchored shopping centers, which are anchored by national, regional and local retailers. CR V Advisors monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.
By acquiring a large number of retail properties and anchored shopping centers, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. In addition, since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets. Our management believes that a portfolio consisting of both freestanding retail properties and anchored shopping centers will enhance our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.
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
We incur debt to acquire properties when CR V Advisors determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR V Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. Similarly, CR V Advisors applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CR V Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR V Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR V Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR V Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CR V Advisors also considers other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CR V Advisors’ underwriting process considers information provided by third-party analytical services, such as Moody’s CreditEdge, along with CR V Advisors’ own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be, subject to net leases. In respect of anchored shopping centers, we expect to continue to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We may acquire some properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases.
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will continue to contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CR V Advisors on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CR V Advisors personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
Some leases may require that we procure insurance for both commercial general liability and property damage; however, generally the premiums are fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured.
We do not expect to allow leases to be assigned or subleased without our prior written consent. If we do consent to an assignment or sublease, we generally expect the terms of such consent to provide that the original tenant remains fully liable under the lease unless we release that original tenant from its obligations.
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
Investment Decisions
CR V Advisors has substantial discretion with respect to the selection of our specific investments, subject to our investment and borrowing policies, which are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CR V Advisors evaluates the proposed terms of the investment against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
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
•neighboring property uses;
•local market conditions including vacancy rates and market rents;
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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title, subject to such liens and encumbrances as are acceptable to CR V Advisors;

•	financial statements covering recent operations of properties having operating histories;

•	title and liability insurance policies; and

•	estoppel certificates.
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
Other Possible Investments
Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such investments to constitute a significant portion of our assets; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CR V Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of our sponsor, CR V Advisors, any of our directors or any of their or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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
At the same time, CR V Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR V Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of February 29, 2016 used to determine our estimated per share NAV, and for those assets acquired from March 1, 2016 through December 31, 2016, is based on the purchase price. As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 51.2% (47.3% including adjustment to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 47.2%. After we have fully invested the net offering proceeds, CR V Advisors intends to target a leverage ratio of 50% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets.
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

Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased, and may continue to purchase, properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risks Associated with Debt Financing included elsewhere in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, Cole Capital, CR V Advisors or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties. We entered into a $60.0 million subordinate revolving line of credit (the “Series C Loan”) during the year ended December 31, 2014 with an affiliate of CR V Advisors, that was paid in full on its maturity date of March 17, 2016. The Series C Loan was approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties under the same circumstances.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related investments may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to make other investments, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2016, we had not sold any properties.
Acquisition of Properties from Affiliates of CR V Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CR V Advisors, including properties acquired from affiliates of CR V Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR V Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR V Advisors, including property developed by an affiliate of CR V Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR V Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2016, we did not purchase any properties from affiliates of our advisor.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Affiliates of CR V Advisors act as an advisor to, and our executive officers and one of our directors act as executive officers and/or a director of, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and/or Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”), all of which are/or intend to be public, non-listed REITs offered, distributed and managed by affiliates of CR V Advisors. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT and CCPT IV, like us, focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. Cole Income NAV Strategy’s offerings of up to $4.0 billion in shares of common stock of three classes were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCPT IV and CCIT II are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016.
VEREIT and other real estate programs sponsored by Cole Capital, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us, CCIT II and CCIT III, but does not apply to CCPT IV or Cole Income NAV Strategy. In the event that an investment opportunity becomes available that may be suitable for both us and VEREIT or one or more other programs sponsored by Cole Capital, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of our sponsor and its affiliates (the “Allocation Committee”), with oversight by the respective boards of directors, will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:
•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•the amount of funds available to each program and the length of time such funds have been available for investment;
•the policy of each entity relating to leverage of properties;
•the income tax effects of the purchase to each entity; and
•the size of the investment.
If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial, retail properties or anchored shopping centers) will be allocated such investment opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the investment, the Allocation Committee may determine that VEREIT or another program sponsored by Cole Capital will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by Cole Capital seeking to acquire similar types of properties is applied fairly to us.
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
In addition, certain of our executive officers and one of our directors also serve as officers and/or a director of CR V Advisors, our dealer manager and/or other affiliated entities. As a result, these individuals owe duties to these other entities, as applicable, which may conflict with the duties that they owe to us and our stockholders.
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
Receipt of Fees and Other Compensation by CR V Advisors and Its Affiliates
We have incurred, and expect to continue to incur, commissions, fees and expenses payable to CR V Advisors and affiliates in connection with the Offering and the acquisition and management of our assets, including selling commissions, dealer manager fees, distribution and stockholder servicing fees, acquisition and advisory fees, organization and offering expenses, acquisition expenses and operating expenses. A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related investment, will likely result in the receipt of fees and other compensation by CR V Advisors and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR V Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR V Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the investment and payable to CR V Advisors and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our investments which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the investments acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our investments may influence CR V Advisors’ decisions relating to property acquisitions. In addition, the sale of our shares of common stock in the Offering will result in dealer manager fees to CCC, our dealer manager and an affiliate of CR V Advisors.
Employees
We have no direct employees. The employees of CR V Advisors and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, investor relations and administration. The employees of CCC, our dealer manager, provide wholesale brokerage services.

We are dependent on CR V Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR V Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and investor relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2016, 2015 and 2014, $3.0 million, $2.1 million and $421,000, respectively, were recorded for reimbursement of services provided by CR V Advisors and its affiliates in connection with the operating and financing of our assets. In addition, during the years ended December 31, 2016, 2015 and 2014, $1.8 million, $1.2 million and $3.5 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offering. During the years ended December 31, 2015 and 2014, CR V Advisors permanently waived its rights to expense reimbursements totaling $250,000 and $773,000, respectively, and thus we are not responsible for these amounts. No such amounts were waived during the year ended December 31, 2016.
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
Property Concentrations
As of December 31, 2016, two of our tenants, Walgreens and United Oil, accounted for 18% and 11%, respectively, of our 2016 annualized rental income. We also had certain geographic concentrations in our property holdings. In particular, as of December 31, 2016, eight of our properties were located in Texas and 13 were located in California, with the properties in each state accounting for 11% of our 2016 annualized rental income. Additionally, nine of our properties were located in Indiana and seven properties were located in Louisiana, with the properties in each state accounting for 10% of our 2016 annualized rental income. In addition, we had tenants in the pharmacy, discount store, gas and convenience, and sporting goods industries, which comprised 19%, 16%, 11%, and 10%, respectively, of our 2016 annualized rental income.
Environmental Matters
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the presence and release of hazardous substances and the remediation of any associated contamination. Federal, state and local laws in this area are constantly evolving, and we intend to take commercially reasonable steps to protect ourselves from the impact of these laws. We carry environmental liability insurance on our properties that will provide limited coverage for remediation liability and/or pollution liability for third-party bodily injury and/or property damage claims for which we may be liable.
We generally will not purchase any property unless and until we also obtain what is generally referred to as a “Phase I” environmental site assessment and are generally satisfied with the environmental status of the property. However, we may purchase a property without obtaining such assessment if our advisor determines the assessment is not necessary because there exists a recent Phase I environmental site assessment that we deem satisfactory. A Phase I environmental site assessment generally consists of a visual survey of the building and the property in an attempt to identify areas of potential environmental concerns, visually observing neighboring properties to assess surface conditions or activities that may have an adverse environmental impact on the property, interviewing the key site manager and/or property owner, contacting local governmental agency personnel and performing an environmental regulatory database search in an attempt to determine any known environmental concerns in, and in the immediate vicinity of, the property. A Phase I environmental site assessment does not generally include any sampling or testing of soil, ground water or building materials from the property and may not reveal all environmental hazards on a property.
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the investment opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding property, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We have acquired and we expect that some of the properties that we continue to acquire may contain, at the time of our investment, or may have contained prior to our investment, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or currently contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are significant and quantifiable and that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
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
We have a limited operating history. While we will provide our stockholders with information on a regular basis regarding our real estate investments after they are acquired, we will not provide our shareholders with a significant amount of information, if any, for our shareholders to evaluate our future investments prior to our making them. Since we currently have not identified all of the properties we intend to purchase, the Offering is considered to be a “blind pool” offering. Our shareholders will not be able to evaluate the economic merit of our future investments until after such investments have been made. As a result, an investment in our shares is speculative. We have established policies relating to the types of investments we will make and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our investments and the percentage of net proceeds we may dedicate to a single investment.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

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
We may not succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investment.
An investment in our shares will have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders should view our shares only as a long-term investment.
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning three to six years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase our shares only as a long-term investment (generally, an investment horizon in excess of seven years) because of the generally illiquid nature of the shares.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Generally, our stockholders will be required to have held their shares for at least one year in order to participate in our share redemption program and subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. Our board of directors may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time. As a result, our estimated per share NAV may not reflect the amount that our stockholders might receive for their shares in a market transaction, and the purchase price our stockholders pay in our offering may be higher than the value of our assets per share of common stock at the time of their purchase. In addition, our estimated per share NAV likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee, which is comprised solely of independent directors, the board of directors, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participate in the Company’s public offering in meeting their customer account statement reporting obligations under NASD Rule 2340.
The per share offering price in our primary offering is based on the most recent estimated per share NAV, as determined by our board of directors, plus any applicable per share up-front selling commissions and dealer manager fees, and the per share price for shares issued pursuant to our distribution reinvestment plan is based on the most recent estimated per share NAV, as determined by our board of directors.
As with any valuation methodology, the methodology used by our board of directors in reaching an estimate of the per share NAV of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our shares. In addition, our board of directors’ estimate of per share NAV is not based on the book values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. With respect to asset valuations, we are not required to obtain asset-by-asset appraisals prepared by certified independent appraisers, nor must any appraisals conform to formats or standards promulgated by any trade organization, and we do not intend to release individual property value estimates or any of the data supporting the estimated per share NAV. Furthermore, in reaching an estimate of the per share NAV of the Company’s shares, our board of directors did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. In addition, the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice; however, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated per share NAV or a full return on the purchase price paid for their shares upon attempting to sell their shares; or

•
the Company will be able to achieve, for its stockholders, either the estimated per share NAV or the purchase price paid by stockholders for their shares upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.

The price at which stockholders purchased shares and any subsequent per share NAVs are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from the Offering is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (3) while the estimated per share NAV takes into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the value of our investments at the time of the valuation, market fluctuations after the valuation date could impact the value of our investments; (4) the estimated per share NAV does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated per share NAV does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
Our board of directors may amend our valuation policy at any time, and there is no limitation on the ability of our board of directors to cause us to vary from any valuation policy to the extent it deems appropriate, subject to applicable regulations, with or without an express amendment to the policy. The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in to the real estate and capital markets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting investments for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of our securities in this or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in this or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the year ended December 31, 2016, we paid distributions of $17.0 million, including $8.6 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2016 was $11.4 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $1.3 million, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The distributions paid during the year ended December 31, 2016 were covered by cash flows from operations of $11.4 million, or 67%, and proceeds from the Offering of $5.6 million, or 33%, including proceeds from prior periods.
Because we have paid, and may continue to pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flows.
Our organizational documents permit us to make distributions from any source, including the sources described in the risk factor above. Because the amount we pay in distributions may exceed our earnings and our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.
We currently pay CCC, our dealer manager, up to 9% of the gross proceeds of our primary offering in the form of selling commissions (up to 7% and 3% for Class A Shares and Class T Shares, respectively) and a dealer manager fee (up to 2% for both Class A Shares and Class T Shares), most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates up to 2% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Furthermore, CCC will receive a monthly distribution and stockholder servicing fee with respect to Class T Shares, which will be calculated on a daily basis in the amount of 1/365th of 1.0% of the estimated per share NAV of Class T Shares sold in our primary offering, up to a maximum of approximately 4.0%. Such payments will reduce the amount of cash we have available to invest in real estate and result in lower total returns to our stockholders than if we were able to invest 100% of the gross proceeds from the Offering in properties. Moreover, the dealer manager fees and selling commissions are included in the per share primary offering prices; therefore, our offering prices do not, and are not intended to, reflect our net asset value. In addition, we currently pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees, and any additional fees, reduces the amount of cash available for investment in properties.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. The extent of our future operating losses and the timing of when we will achieve profitability are uncertain, and together depend on the demand for, and value of, our portfolio of properties. We may never achieve or sustain profitability. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable investments, particularly if the capital we raise in the Offering outpaces our advisor’s ability to identify potential investments and/or close on acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable investments, we will hold the proceeds we raise in the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our investments in real estate.
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
If we are unable to raise substantial proceeds from the Offering, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition, ability to repay or refinance indebtedness and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Offering and invest in a diverse portfolio of real estate and real estate-related investments.
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
In March 2015, VEREIT announced the conclusions of the investigation and restated VEREIT’s financial statements for the year ended December 31, 2013 and the first and second quarters of 2014. VEREIT also reported the remedial actions it had taken and was continuing to take in response to the findings, and that the investigation did not identify any changes to the financial statements or operations of the Cole Capital sponsored non-listed REITs. In February 2016, VEREIT filed its annual report on Form 10-K for the year ended December 31, 2015, in which VEREIT’s management concluded that all of the material weaknesses disclosed in VEREIT’s annual report for the fiscal year ended December 31, 2014 had been fully remediated; however, there can be no guarantee as to the effectiveness of VEREIT’s disclosure controls and procedures and there can be no assurance that VEREIT’s internal control over financial reporting will not be subject to material weaknesses in the future.
The suspension of selling agreements by broker-dealers participating in offerings sponsored by Cole Capital, including the Company, has had a negative impact on our ability to raise capital. VEREIT has reported that it is committed to supporting the efforts of our sponsor, Cole Capital, to restore relationships with broker-dealers participating in offerings sponsored by Cole Capital, including the Offering. If our sponsor’s efforts are not successful and broker-dealers do not otherwise enter into selling agreements with our dealer manager, or are delayed in entering into selling agreements with our dealer manager, we may not be able to raise a substantial amount of capital. If we are not able to raise a substantial amount of capital, we may have difficulty in identifying and purchasing suitable properties on attractive terms in order to meet our investment objectives and may be unable to reduce our leverage profile. Additionally, this could impact our ability to obtain financing. This could also adversely affect our ability to pay regular distributions from cash flow from operations to investors.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV between valuations and, accordingly, we may be selling and repurchasing shares at too high or too low a price.
Our independent valuation firm calculated estimates of the market value of our principal real estate and real estate-related assets, and our board of directors determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Our board of directors is ultimately responsible for determining the estimated per share NAV. Since our board of directors will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our board of directors. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
Our success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of our sponsor and our advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, our sponsor and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our sponsor or advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
If our board of directors elects to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, and such internalization is approved by our stockholders, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors elects to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
Internalization transactions involving the acquisition of advisors affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available to operate our business and to pay distributions.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, including SEC reporting and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our advisor or its affiliates. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our net income per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needed to operate as a stand-alone entity. Additionally, upon any internalization of our advisor, certain key personnel may not remain with our advisor, but will instead remain employees of our sponsor or its affiliates.
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
Uninsured losses or losses in excess of our insurance coverage could materially adversely affect our financial condition and cash flows, and there can be no assurance as to future costs and the scope of coverage that may be available under insurance policies.
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. We select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, insurance coverages provided by tenants, the cost of the coverage and industry practice. There can be no assurance, however, that the insured limits on any particular policy will adequately cover an insured loss if one occurs. If any such loss is insured, we may be required to pay a significant deductible on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
Further, we do not carry insurance for certain losses, including, but not limited to, losses caused by riots or war. Certain types of losses may be either uninsurable or not economically insurable, such as losses due to earthquakes, riots or acts of war. If we experience a loss that is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. In addition, we carry several different lines of insurance, placed with several large insurance carriers. If any one of these large insurance carriers were to become insolvent, we would be forced to replace the existing insurance coverage with another suitable carrier, and any outstanding claims would be at risk for collection. In such an event, we cannot be certain that we would be able to replace the coverage at similar or otherwise favorable terms. As a result of any of the situations described above, our financial condition and cash flows may be materially and adversely affected.
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
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under the Employee Retirement Income Security Act (“ERISA”), which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally would not apply to purchases of our shares before that date. However, on February 3, 2017, the President asked for additional review of this regulation and, on March 1, 2017 the U.S. Department of Labor proposed a 60-day delay of the applicability date of the final regulation (and accompanying exemption) from April 10, 2017 to June 9, 2017 in order for the department to conduct this review. This proposed delay has not been finalized as of the date of this Annual Report, and the results of the additional review are unknown as of the date of this Annual Report. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
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

The acquisition fee payable to our advisor is principally based on the cost of our investments and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee we pay to our advisor is based on the cost of our investments. As a result, our advisor receives this fee regardless of the quality of such investments, the performance of such investments or the quality of our advisor’s services rendered to us in connection with such investments. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee may not be aligned with our interest of acquiring real estate that is likely to produce the maximum risk-adjusted returns.
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
CCPT IV, CCIT II, CCIT III, Cole Income NAV Strategy and VEREIT have characteristics, including targeted investment types, investment objectives and criteria, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related investments at the same time as VEREIT or one or more of the other real estate programs sponsored by Cole Capital and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs sponsored by Cole Capital may use investment strategies and have investment objectives that are similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of VEREIT and other REITs sponsored by Cole Capital and/or their advisors, the general partners of other private investment programs sponsored by Cole Capital and/or the advisors or fiduciaries of other real estate programs sponsored by Cole Capital. Property acquisitions are allocated among VEREIT and the real estate programs sponsored by Cole Capital pursuant to an asset allocation policy. Additionally, for programs sponsored by Cole Capital that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us, CCIT II and CCIT III, but does not apply to CCPT IV or Cole Income NAV Strategy. All transactions with a purchase price at or below $100 million will be allocated among us, VEREIT and the other programs sponsored by Cole Capital by the Allocation Committee, in a manner consistent with the policy described in Part I, Item 1. Business — Conflicts of Interest, of this Annual Report on Form 10-K. Accordingly, there is a risk that the allocation of investment properties may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by Cole Capital.
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
Our officers and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Our president and chief executive officer, Glenn J. Rufrano, who also serves as one of our directors, is the chief executive officer and a director of VEREIT and an officer and/or director of Cole Capital, our advisor, other real estate programs sponsored by Cole Capital and/or one or more entities affiliated with our advisor. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by Cole Capital. In addition, our advisor and its key personnel are key personnel of other real estate programs that have investment objectives, targeted assets, and legal and financial obligations similar to ours and/or the advisor to such programs, and they may have other business interests as well. As a result, these individuals have duties to us and our stockholders, as well as to these other entities and their stockholders, members and limited partners, in addition to business interests in other entities. Duties to such other entities and persons may create conflicts with the duties that they owe to us and our stockholders. There is a risk that their loyalties to these other entities and persons could result in actions or inactions that are adverse to our business and violate their duties to us and our stockholders, which could harm the implementation of our investment strategy and our investment and leasing opportunities.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources between our business and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.

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
We may enter into joint ventures with VEREIT or another real estate program sponsored by Cole Capital for the acquisition, development or improvement of properties as well as the acquisition of real-estate related investments. Since one or more of the executive officers of our advisor are executive officers of VEREIT, Cole Capital and/or the advisors to other real estate programs sponsored by Cole Capital, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with VEREIT or another real estate program sponsored by Cole Capital, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related investment. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by Cole Capital that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and VEREIT or another real estate program sponsored by Cole Capital grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest included elsewhere in this Annual Report on Form 10-K.
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
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to dispose of their shares.
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
Our charter requires that any tender offer, including any “mini-tender” offer, must comply with most of the requirements of Regulation 14D of the Exchange Act. The offering person must provide us notice of the tender offer at least ten business days before initiating the tender offer. If the offering person does not comply with these requirements, our stockholders will be prohibited from transferring any shares to such non-complying person unless they first offered such shares to us at the tender offer price offered by the non-complying person. In addition, the non-complying person shall be responsible for all of our expenses in connection with that person’s noncompliance. This provision of our charter may discourage a person from initiating a tender offer for our shares and prevent our stockholders from receiving a premium to the purchase price for their shares in such a transaction.
If we are required to register as an investment company under the Investment Company Act, we could not continue our current business plan, which may significantly reduce the value of our stockholders’ investment.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the public offering of our shares of common stock ends. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our board of directors may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

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
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors and officers, and our charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares issued by us in the future. Our charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Investors purchasing shares in the Offering likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored by Cole Capital, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
Our directors and officers have duties to our corporation and our stockholders under Maryland law in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. If we admit outside limited partners to our operating partnership, our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.
Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.
The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.
General Risks Related to Investments in Real Estate
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in international, national or local economic or geographic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
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
We focus our investment activities on ownership of primarily freestanding, single-tenant commercial properties that are net leased to a single tenant. Therefore, the financial failure of, or other default by, a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, to the extent that we enter into a master lease with a particular tenant, the termination of such master lease could affect each property subject to the master lease, resulting in the loss of revenue from all such properties.
We cannot assure our stockholders that our leases will be renewed or that we will be able to lease or re-lease the properties on favorable terms, or at all, or that lease terminations will not cause us to sell the properties at a loss. Any of our properties that become vacant could be difficult to re-lease or sell. We have and may continue to experience vacancies either by the default of a tenant under its lease or the expiration of one of our leases. We typically must incur all of the costs of ownership for a property that is vacant. Upon or pending the expiration of leases at our properties, we may be required to make rent or other concessions to tenants, or accommodate requests for renovations, remodeling and other improvements, in order to retain and attract tenants. Certain of our properties may be specifically suited to the particular needs of a tenant (e.g., a restaurant) and major renovations and expenditures may be required in order for us to re-lease the space for other uses. If the vacancies continue for a long period of time, we may suffer reduced revenues and increased costs, resulting in less cash available for distribution to our stockholders and unitholders. If we are unable to renew leases, lease vacant space, including vacant space resulting from tenant defaults, or re-lease space as leases expire on favorable terms or at all, our financial condition could be adversely affected.
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, geographic areas or industries.
As of December 31, 2016, we had derived approximately:

•	18% and 11% of our 2016 annualized rental income from Walgreens and United Oil, respectively;

•	11%, 11%, 10% and 10% of our 2016 annualized rental income from Texas, California, Indiana and Louisiana, respectively; and

•	19%, 16%, 11%, and 10% of our 2016 annualized rental income from tenants in the pharmacy, discount store, gas and convenience, and sporting goods industries, respectively.
Any adverse change in the financial condition of a tenant with whom we may have a significant credit concentration now or in the future, or any downturn of the economy in any state or industry in which we may have a significant credit concentration now or in the future, could result in a material reduction of our cash flows or material losses to us.
Our net leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our net leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment or reimbursement of property expenses such as real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain existing leases and leases that we may enter into in the future with our tenants, we may be required to pay some or all of the expenses of the property, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations may be adversely affected and the amount of cash available to meet expenses and to pay distributions to our stockholders may be reduced.
If a major tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions to our stockholders.
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our cash flows and results of operations and could cause us to reduce the amount of distributions to our stockholders and unitholders.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our investment.
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our stockholders.
If the sale-leaseback were re-characterized as a financing, we would not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, we and our tenant could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
We have assumed, and in the future may assume, liabilities in connection with our property acquisitions, including unknown liabilities.
We have assumed existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations.
Challenging economic conditions could adversely affect vacancy rates, which could have an adverse impact on our ability to make distributions and the value of an investment in our shares.
Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets may contribute to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amount paid for such investments;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increase tenant improvement expenses or concessions;

•	ownership costs could increase;

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or

•	the resale value of such properties could decline.
All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.

We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offering to buy real estate and real estate-related investments and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our investments may generate lower cash flows or decline in value, or both.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate investments for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
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
Real estate investments are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, liquidity and results of operations.
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
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our REIT status and investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate investments will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2016, approximately 55.1% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance and exist in order to protect the yield expectations of investors. We expect that many of our properties that become subject to loans will be subject to lock-out provisions. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties when we may desire to do so. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.
Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses that are the landlord’s responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may have to pay these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.

The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

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
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants may adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.
Covenants, conditions and restrictions may restrict our ability to operate a property.
Many of our properties are or will be subject to significant covenants, conditions and restrictions, known as “CC&Rs,” restricting their operation and any improvements on such properties. Compliance with CC&Rs may adversely affect the types of tenants we are able to attract to such properties, our operating costs and reduce the amount of funds that we have available to pay distributions to our stockholders.
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
As a result, we are subject to potential development risks and construction delays and the resultant increased costs and risks, as well as the risk of loss of certain amounts that we have advanced should a development project not be completed. To the extent that we engage in development or construction projects, we may be subject to uncertainties associated with obtaining permits or re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and the builder’s ability to build in conformity with plans, specifications, budgeted costs and timetables. If a developer or builder fails to perform, we may terminate the purchase, modify the construction contract or resort to legal action to compel performance (or in certain cases, we may elect to take over the project and pursue completion of the project ourselves). A developer’s or builder’s performance may also be affected or delayed by conditions beyond that party’s control. Delays in obtaining permits or completion of construction could also give tenants the right to terminate preconstruction leases.
We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased project costs or the loss of our investment. Although we rarely engage in construction activities relating to space that is not already leased to one or more tenants, to the extent that we do so, we may be subject to normal lease-up risks relating to newly constructed projects. We also will rely on rental income and expense projections and estimates of the fair market value of the property upon completion of construction when agreeing upon a price at the time we acquire the property. If these projections are inaccurate, we may pay too much for a property and our return on our investment could suffer. If we contract with a development company for a newly developed property, there is a risk that money advanced to that development company for the project may not be fully recoverable if the developer fails to successfully complete the project.
Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.
We may use proceeds from the Offering to acquire properties upon which we will construct improvements. If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental and land use concerns of governmental entities and/or community groups.
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
Competition with third parties in acquiring, leasing or selling properties and other investments may reduce our profitability and the return on our stockholders’ investment.
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
We are also subject to competition in the leasing of our properties. Many of our competitors own properties similar to ours in the same markets in which our properties are located. If one of our properties is nearing the end of the lease term or becomes vacant and our competitors (which could include funds sponsored by affiliates of our advisor) offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer substantial rent concessions in order to retain tenants when such tenants’ leases expire or to attract new tenants.
In addition, if our competitors sell assets similar to assets we intend to sell in the same markets and/or at valuations below our valuations for comparable assets, we may be unable to dispose of our assets at all or at favorable pricing or on favorable terms. As a result of these actions by our competitors, our business, financial condition, liquidity and results of operations may be adversely affected.

Our properties face competition that may affect tenants’ ability to pay rent and the amount of rent paid to us may affect the cash available for distributions to our stockholders and the amount of distributions.
Many of our leases provide for increases in rent as a result of increases in the tenant’s sales volume. There likely will be numerous other retail properties within the market area of such properties that will compete with our tenants for customer business. In addition, traditional retailers face increasing competition from alternative retail channels, including internet-based retailers and other forms of e-commerce, factory outlet centers, wholesale clubs, mail order catalogs and television shopping networks which could adversely impact our retail tenants’ sales volume. Such competition could negatively affect such tenants’ ability to pay rent or the amount of rent paid to us. This could result in decreased cash flow from tenants, thus affecting cash available for distributions to our stockholders and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are often more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we will be required to either pass on the entire portfolio, including the desirable properties or acquire the entire portfolio and operate or attempt to dispose of the unwanted properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse impact on our operations.
Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.
All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of hazardous materials, and the remediation of any associated contamination. Some of these laws and regulations may impose joint and several liability on tenants, current or previous owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures and/or adversely affect the value of the property. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.
Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our properties may be affected by our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to our stockholders and may reduce the value of their investment.
Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Certain of our properties may be adjacent to or near other properties upon which others have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.
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
We may not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flow from operations.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flow from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
Changes in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity's leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2016-02 will have on its consolidated financial statements.
Our costs associated with complying with the Americans with Disabilities Act of 1990, as amended, may affect cash available for distributions.
Our properties are subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We may not be able to acquire properties that comply with the Disabilities Act or allocate responsibilities for compliance on the seller or other third party, such as a tenant. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
We have acquired real estate and other real estate-related investments by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to investors. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the offering period, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
We do not intend to incur mortgage debt on a particular property unless we believe the property’s projected operating cash flows are sufficient to service the mortgage debt. However, if there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, the amount available for distributions to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investments. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds from the foreclosure. In such event, we may be unable to pay the amount of distributions required in order to maintain our qualification as a REIT. We may give full or partial guarantees to lenders of recourse mortgage debt to the entities that own our properties. If we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity and with respect to any such property that is vacant, potentially be responsible for any property-related costs such as real estate taxes, insurance and maintenance, which costs will likely increase if the lender does not timely exercise its remedies. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected, which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional investments.
In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make investments.

The capital and credit markets have experienced extreme volatility and disruption in recent years. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	the market’s perception of our future growth potential;

•	the extent of investor interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels;

•	our current and expected future earnings; and

•	our cash flow and cash dividends, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any additional investments.
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
We run the risk of being unable to finance or refinance our properties on favorable terms or at all. If interest rates are higher when we desire to mortgage our properties or when existing loans come due and the properties need to be refinanced, we may not be able to finance the properties and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our properties could reduce the number of properties we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact operating cash flows and returns on our investments.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
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
We cannot assure our stockholders that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
Additionally, if we incur additional indebtedness in connection with any future acquisitions or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness;

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders; and

•	our results of operations.
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
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR V Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to achieve our investment and operating objectives, which could limit our ability to make distributions to our stockholders.
Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.
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
Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on our stockholders’ investment.
To hedge against exchange rate and interest rate fluctuations, we have used, and may continue to use, derivative financial instruments that may be costly and ineffective and may reduce the overall returns on our stockholders’ investment.
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
To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, market risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Market risk includes the adverse effect on the value of the financial instrument resulting from a change in interest rates. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

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
CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to the risks above and all of the risks of the underlying mortgage loans. CMBS are issued by investment banks and non-regulated financial institutions, and are not insured or guaranteed by the U.S. government. The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole and may be negatively impacted by any dislocation in the mortgage-backed securities market in general.
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
U.S. Federal Income and Other Tax Risks
Failure to maintain our qualification as a REIT for U.S. federal income tax purposes would adversely affect our operations and our ability to make distributions.
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to continue to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on our stockholders’ investment.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.
We may purchase properties and lease them back to the sellers of such properties. We would characterize such a sale-leaseback transaction as a “true lease,” which treats the lessor as the owner of the property for U.S. federal income tax purposes. In the event that any sale-leaseback transaction is challenged by the IRS and re-characterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, such a re-characterization could cause the amount of our REIT taxable income to be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year and thus lose our REIT status.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Currently, the maximum U.S. federal income tax rate applicable to qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is 20% (exclusive of the net investment income tax, if applicable). Dividends payable by REITs, however, generally are not eligible for this reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.
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
In addition, according to publicly released statements, a top legislative priority of the new U.S. administration and the current Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities and the deductibility of interest expense.  There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business.
If we fail to invest a sufficient amount of the net proceeds from selling our common stock in real estate assets within one year from the receipt of the proceeds, we could fail to continue to qualify as a REIT.
Temporary investment of the net proceeds from sales of our common stock in short-term securities and income from such investment generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. If we are unable to invest a sufficient amount of the net proceeds from sales of our common stock in qualifying real estate assets within such one-year period, we could fail to satisfy one or more of the gross income or asset tests and/or we could be limited to investing all or a portion of any remaining funds in cash or cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Internal Revenue Code, we could fail to continue to qualify as a REIT.
In certain circumstances, we may be subject to certain federal, state and local taxes as a REIT, which would reduce our cash available for distribution to our stockholders.
Even if we maintain our status as a REIT, we may be subject to certain federal, state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. Additionally, if we are not able to make sufficient distributions to eliminate our REIT taxable income, we may be subject to tax as a corporation on our undistributed REIT taxable income. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets. Any federal, state or local taxes we pay will reduce our cash available for distribution to our stockholders.
If our operating partnership or certain other subsidiaries fail to maintain their status as disregarded entities or partnerships, their income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.
We intend to cause CCPT V OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for U.S. federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for U.S. federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a “regarded entity”) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for U.S. federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to U.S. federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CCPT V OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to our stockholders and the return on their investment.
In addition, if certain of our other subsidiaries through which CCPT V OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CCPT V OP’s subsidiaries also could threaten our ability to maintain REIT status.
To maintain our qualification as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.

Non-U.S. stockholders may be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax upon the disposition of our shares.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a “U.S. real property interest” (“USRPI”) under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe that we are a domestically-controlled qualified investment entity. However, because our common stock is and will be freely transferable, no assurance can be given that we are or will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually or constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale.
If we were considered to have actually or constructively paid a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
For our taxable years that ended on or before December 31, 2014, in order for our distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions could not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among the different classes of stock as set forth in our organizational documents. There is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend. While we believe that our operations were structured in such a manner that we will not be treated as inadvertently paying preferential dividends, there is no de minimis or reasonable cause exception with respect to preferential dividends under the Internal Revenue Code. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made and for the four taxable years following the year of termination if we were unable to cure such failure.
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
Complying with REIT requirements may force us to forgo or liquidate otherwise attractive investment opportunities.
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Our property taxes could increase due to property tax rate changes or reassessment, which would impact our cash flows.
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, and our ability to pay expected distributions to our stockholders could be adversely affected.
The share ownership restrictions of the Internal Revenue Code for REITs and the 9.8% share ownership limit in our charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
In order to continue to qualify as a REIT, five or fewer individuals, as defined in the Internal Revenue Code, may not own, actually or constructively, more than 50% in value of our issued and outstanding shares of stock at any time during the last half of each taxable year, other than the first year for which a REIT election is made. Attribution rules in the Internal Revenue Code determine if any individual or entity actually or constructively owns our shares of stock under this requirement. Additionally, at least 100 persons must beneficially own our shares of stock during at least 335 days of a taxable year for each taxable year, other than the first year for which a REIT election is made. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of our shares of stock.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, for so long as we continue to qualify as a REIT, our charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. The board of directors, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, the board of directors may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
If we elect to treat one or more of our subsidiaries as a TRS, it will be subject to corporate-level taxes, and our dealings with our TRSs may be subject to a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A TRS will be subject to applicable U.S. federal, state, local and foreign income tax on its taxable income, including corporate income tax on the TRS’s income, and is, as a result, less tax efficient than with respect to income we earn directly. The after-tax net income of our TRSs would be available for distribution to us. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross income from operations pursuant to management contracts. In addition, the rules, which are applicable to us as a REIT, as described in the preceding risk factors, also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our TRSs exceeds an arm’s-length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our TRSs would be conducted on an arm’s-length basis, and therefore, any amounts paid by our TRSs to us would not be subject to the excise tax, no assurance can be given that the IRS would not disagree with such conclusion and levy an excise tax on such transactions.

For qualified accounts, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, it is possible that our stockholders may be subject to the imposition of significant excise taxes and penalties with respect to the amount invested. In order to avoid triggering additional taxes and/or penalties, if our stockholders intend to invest in our shares through pension or profit-sharing trusts or IRAs, they should consider additional factors.
If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, our stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce unrelated business taxable income for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
If our stockholders invest in our shares through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum dividends.
If our stockholders establish a plan or account through which they invest in our common stock, federal law may require them to withdraw required minimum dividends from such plan in the future. Our stock will be highly illiquid, and our share redemption program only offers limited liquidity. If our stockholders are able to find a purchaser for their shares, such sale may be at a price less than the price at which they initially purchased their shares of our common stock. If our stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the Plan Assets Regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

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
Market Information
As of March 23, 2017, we had approximately 13.6 million shares of common stock outstanding (13.0 million Class A Shares and 526,000 Class T Shares), held by a total of 6,936 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Offering, until April 8, 2016, we sold shares of a single class of our common stock (now referred to as Class A Shares) to the public at a price of $25.00 per share in our primary offering and at a price of $23.75 per share pursuant to our DRIP. As a result of our board of directors’ determination of an estimated per share NAV of $24.00 as of February 29, 2016, effective April 11, 2016, we began selling Class A Shares at a price of $26.37 per share in our primary offering and at a price of $24.00 per share pursuant to our DRIP. Additionally, effective April 29, 2016, we reallocated a portion of the unsold and unissued Class A Shares and began offering Class T Shares at a price of $25.26 per share in our primary offering and at a price of $24.00 per share pursuant to our DRIP. On March 24, 2017, our board of directors established an updated estimated per share NAV of our common stock as of December 31, 2016 of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016, we will continue to offer Class A Shares in our primary offering for $26.37 per share, Class T Shares in our primary offering for $25.26 per share and Class A Shares and Class T Shares in our DRIP for $24.00 per share. We will provide discounts in the Offering for certain categories of purchasers, including volume discounts.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offering, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. Our board of directors will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our board of directors established an estimated per share NAV of $24.00 per share as of February 29, 2016. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $24.00 per share if a market did exist.
In determining the estimated per share NAVs as of February 29, 2016 and December 31, 2016, the board of directors considered information and analysis, including valuation materials that were provided by Duff & Phelps, information provided by CR V Advisors and the estimated per share NAV recommendation made by the valuation committee of the board of directors, which committee is comprised entirely of our independent directors. See our Current Reports on Form 8-K, filed with the SEC on April 11, 2016 and March 27, 2017, respectively, for additional information regarding Duff & Phelps and its valuation materials.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP) depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recently determined estimated per share NAV; after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. Prior to April 11, 2016, the purchase price of shares in the primary portion of the Offering served as the most recently determined estimated per share value for purposes of the share redemption program. From April 11, 2016 until such time as the board of directors determines a new estimated per share NAV, $24.00 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
Upon receipt of a request for redemption, we may conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. Any costs for conducting the UCC search will be borne by us.
We may waive the one-year holding period requirement upon request due to a stockholder’s death or bankruptcy or other exigent circumstances as determined by our advisor. In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death. In addition, in the event that a stockholder redeems all of their shares, any shares that were purchased pursuant to our DRIP will be excluded from the one-year holding requirement. Also, for purposes of the one-year-holding period, any limited partners of our operating partnership who exchanged their limited partnership units for shares of our common stock will be deemed to have owned their shares as of the date our operating partnership’s units were issued. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the estimated per share NAV. Shares redeemed in connection with a stockholder’s bankruptcy or other exigent circumstance within one year from the purchase date will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date.
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
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our DRIP on the earlier of September 13, 2017, unless our DRIP is extended pursuant to applicable law, or the date we sell all of the shares registered for sale under our DRIP, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.
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
During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 163,000 shares, of which we redeemed approximately 133,000 shares as of December 31, 2016 for approximately $3.2 million (at an average redemption price of $23.78 per share) and approximately 30,000 shares subsequent to December 31, 2016 for approximately $692,000 (at an average redemption price of $23.42 per share). During the year ended December 31, 2015, we received valid redemption requests under our share redemption program totaling approximately 98,000 shares, of which we redeemed approximately 37,000 shares as of December 31, 2015 for approximately $895,000 (at an average redemption price of $24.36 per share) and approximately 61,000 shares subsequent to December 31, 2015 for approximately $1.5 million (at an average redemption price of $23.90 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded the redemptions in 2016 and 2015 with proceeds from our DRIP. During the years ended December 31, 2016 and 2015, we issued approximately 359,000 and 282,000 shares of common stock, respectively, under our DRIP for proceeds of $8.6 million and $6.7 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

During the three-month period ended December 31, 2016, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
November 1, 2016 - November 30, 2016
	Class A Shares	50,721	$23.58	50,721	(1)
	Class T Shares	—	$—	—	(1)
December 1, 2016 - December 31, 2016
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		50,721		50,721
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 13 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
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
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions in this Annual Report on Form 10-K for additional information on distributions.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares.  In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2016, 2015 and 2014.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

Year Ending December 31,	Share Class (1)	Total Distributions Declared	Distributions Declared per Common Share
2016	Class A Shares	$17,343	$1.575
	Class T Shares	$99	$1.011
2015	Class A Shares	$12,537	$1.575
2014	Class A Shares	$3,625	$1.247
_______________________________________________________
(1) In connection with Post-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, which was declared effective by the SEC on April 29, 2016, we began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares, along with up to $1,375,000,000 in Class A Shares.

Use of Public Offering Proceeds
On or before June 19, 2013, we sold 20,000 shares of common stock, at $10.00 per share. On July 11, 2013, pursuant to a Registration Statement on Form S-11 under the Securities Act (Registration No. 333-189891) and declared effective by the SEC on March 17, 2014, we commenced the Offering of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected the Reverse Stock Split, resulting in a price change per share. As a result of the Reverse Stock Split, the Offering included up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares) at a price of $25.00 per share until April 8, 2016 pursuant to the primary portion of the Offering, subject to reduction in certain circumstances, and up to $475.0 million in additional shares to be issued pursuant to the DRIP at a price of $23.75 per share until April 8, 2016. Effective April 11, 2016, we began offering Class A Shares in the primary portion of the Offering at a price of $26.37 per share and began offering shares pursuant to the DRIP at a price of $24.00 per share. In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, we designated our single class of common stock as Class A Shares, reclassified a portion of the unsold and unissued Class A Shares as Class T Shares and began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T shares at a price of $25.26 per share in the primary portion of the Offering, along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Offering.
As of December 31, 2016, we had issued approximately 12.9 million shares of common stock in the Offering for gross offering proceeds of $321.6 million ($313.5 million in Class A Shares and $8.1 million in Class T Shares; including shares pursuant to the DRIP) before organization and offering costs, selling commissions and dealer manager fees of $32.0 million, out of which we paid $25.5 million in selling commissions and dealer manager fees and $6.5 million in organization and offering costs to CR V Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. Pursuant to the Amended Dealer Manager Agreement, beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $497.9 million in real estate and related assets and incurred acquisition costs of $16.2 million, including costs of $12.5 million in acquisition fees and expense reimbursements to CR V Advisors. As of March 23, 2017, we had issued approximately 13.3 million Class A Shares and 526,000 Class T Shares in the Offering for gross offering proceeds of $345.6 million.

ITEM 6.    SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. Certain amounts presented below have been reclassified to conform to the current period presentation. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014	2013
Balance Sheet Data:
Total real estate investments, net	$474,090	$460,368	$386,329	$—
Cash and cash equivalents	$19,161	$10,110	$6,907	$200
Total assets	$499,210	$475,153	$396,738	$200
Credit facility and notes payable, net	$253,918	$268,463	$226,972	$—
Intangible lease liabilities, net	$3,708	$4,249	$3,823	$—
Total liabilities	$264,608	$299,593	$256,946	$—
Stockholders’ equity	$223,352	$168,283	$138,321	$200
Operating Data:
Total revenues	$40,438	$35,616	$6,080	$—
Total operating expenses	$29,345	$27,295	$16,569	$—
Operating income (loss)	$11,093	$8,321	$(10,489)	$—
Net loss	$(1,185)	$(2,075)	$(12,117)	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$11,399	$9,849	$(7,066)	$—
Net cash used in investing activities	$(27,936)	$(88,104)	$(339,830)	$—
Net cash provided by financing activities	$25,588	$81,458	$353,603	$200
Per Common Share Data:
Class A Common Stock:
Net loss	$(1,161)	$(2,075)	$(12,117)	$—
Basic and diluted weighted average number of common shares outstanding	11,009,047	7,958,164	2,298,800	8,000
Basic and diluted net loss per common share	$(0.11)	$(0.26)	$(5.27)	$—
Distributions declared per common share	$1.575	$1.575	$1.247	$—
Class T Common Stock:
Net loss (1)	$(24)	$—	$—	$—
Basic and diluted weighted average number of common shares outstanding (1)	72,998	—	—	—
Basic and diluted net loss per common share (1)	$(0.32)	$—	$—	$—
Distributions declared per common share (1)	$1.011	$—	$—	$—
_______________________________________________________
(1) In connection with Post-effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, which was declared effective by the SEC on April 29, 2016, we began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares, along with up to $1,375,000,000 in Class A Shares.

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
Overview
We were formed on December 12, 2012, and we elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on March 18, 2014, when we satisfied the conditions of the escrow agreement regarding the minimum offering and issued approximately 110,000 shares of common stock in the Offering. We have no paid employees and are externally advised and managed by CR V Advisors. VEREIT indirectly owns and/or controls CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87.6% and 90.0% of total revenue for the years ended December 31, 2016 and 2015, respectively. As 98.8% of our rentable square feet was under lease as of December 31, 2016 (including any month-to-month agreements), with a weighted average remaining lease term of 10.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In addition, there is uncertainty surrounding the policy stance of the new U.S. administration and its global ramifications. In the United States, the overall economic environment continued to improve in 2016. During 2016, the U.S. real gross domestic product increased 1.6% to $16.66 trillion, the unemployment rate decreased 0.3 percentage points to 4.7%, and Core CPI, a measure of inflation which removes food and energy prices and is seasonally adjusted, increased 2.2%, as compared to the same period a year earlier.
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
Recoverability of Real Estate Assets
We invest in real estate assets and subsequently monitor those investments quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our investments. The risks and uncertainties involved in applying the principles related to real estate investments include, but are not limited to, the following:

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

•	We determine whether any financing assumed is above- or below-market based upon comparison to similar financing terms for similar types of debt financing with similar maturities.
Recently Issued Accounting Pronouncements
Recently issued accounting pronouncements are described in Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Operating Highlights and Key Performance Indicators
2016 Activity

•	Acquired four properties for an aggregate purchase price of $27.6 million.

•
Issued approximately 3.6 million shares of common stock in the Offering for gross offering proceeds of $90.0 million ($81.9 million in Class A Shares and $8.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $8.2 million.

•	Total debt decreased by $33.9 million, from $289.3 million to $255.4 million.

Portfolio Information
As of December 31, 2016, we owned 116 properties comprising approximately 2.5 million rentable square feet of commercial space located in 31 states, which were 98.8% leased (including any month-to-month agreements) and had a weighted average remaining lease term of 10.8 years.
The following table shows the property statistics of our real estate assets as of December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Number of commercial properties	116	112	79
Rentable square feet (in thousands) (1)	2,529	2,292	1,863
Percentage of rentable square feet leased	98.8%	99.1%	99.0%
Percentage of investment-grade tenants (2)	44.9%	39.1%	44.7%
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.
(2) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s or a credit rating of Baa3 or higher by Moody’s. The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.
The following table summarizes our real estate investment activity during the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Commercial properties acquired	4	33	79
Purchase price of acquired properties (in thousands)	$27,614	$86,426	$383,816
Rentable square feet (in thousands) (1)	237	429	1,863
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Leased	Annualized	Annualized	2016
	Number	Square Feet (1)	Rental Income	Rental Income	Annualized
Tenant	of Leases	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Walgreens - pharmacy	19	280	$6,554	$23.41	18%
United Oil - gas and convenience	1	20	3,778	188.90	11%
Dollar General - discount store	31	284	2,760	9.72	8%
Family Dollar - discount store	7	134	1,499	11.19	4%
Academy Sports - sporting goods	2	134	1,310	9.78	4%
Dick’s Sporting Goods - sporting goods	2	90	1,163	12.92	3%
West Marine - sporting goods	1	20	964	48.20	3%
L.A. Fitness - fitness	1	45	884	19.64	3%
Lowe’s - home and garden	1	126	864	6.86	2%
Kohl’s - department stores	2	153	847	5.54	2%
Other	119	1,212	15,156	12.50	42%
Total:	186	2,498	$35,779	$14.32	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Leased	Annualized	Annualized	2016
	Number	Square Feet (1)	Rental Income	Rental Income	Annualized
Industry	of Leases	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Pharmacy	20	293	$6,938	$23.68	19%
Discount store	43	556	5,606	10.08	16%
Gas and convenience	1	20	3,778	188.90	11%
Sporting goods	5	244	3,436	14.08	10%
Apparel and jewelry	16	184	2,045	11.11	6%
Grocery	5	215	1,868	8.69	5%
Home and garden	6	208	1,780	8.56	5%
Hobby, books and music	6	230	1,663	7.23	5%
Entertainment and recreation	4	74	1,215	16.42	3%
Home furnishings	9	51	1,204	23.61	3%
Other	71	423	6,246	14.77	17%
Total:	186	2,498	$35,779	$14.32	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Rentable	Annualized	Annualized	2016
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Texas	8	248	$3,919	$15.80	11%
California	13	20	3,778	188.90	11%
Indiana	9	308	3,686	11.97	10%
Louisiana	7	297	3,398	11.44	10%
Oklahoma	3	206	2,967	14.40	8%
Kentucky	2	188	2,397	12.75	7%
Illinois	4	160	2,171	13.57	6%
Georgia	3	143	1,981	13.85	6%
Arkansas	7	75	1,371	18.28	4%
North Carolina	5	60	1,095	18.25	3%
Other	55	824	9,016	10.94	24%
Total:	116	2,529	$35,779	$14.15	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2016:

			2016	2016	Percentage of
	Total	Rentable	Annualized	Annualized	2016
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	108	1,534	$23,443	$15.28	66%
Anchored shopping centers	8	995	12,336	12.40	34%
Total:	116	2,529	$35,779	$14.15	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $10,000 to $964,000 (average of $173,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
The following table shows lease expirations of our real estate portfolio, as of December 31, 2016, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2016
	Total	Leased	Annualized	2016	Percentage of
	Number	Square Feet	Rental Income	Annualized	2016
	of Leases	Expiring (1)	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
2017	11	41	$668	$16.29	2%
2018	12	43	744	17.30	2%
2019	11	65	950	14.62	3%
2020	16	83	1,203	14.49	3%
2021	12	129	1,195	9.26	3%
2022	6	106	1,174	11.08	3%
2023	7	65	840	12.92	2%
2024	20	297	3,554	11.97	10%
2025	17	356	4,060	11.40	11%
2026	1	126	864	6.86	2%
Thereafter	73	1,187	20,527	17.29	59%
Total:	186	2,498	$35,779	$14.32	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Economic Metrics
Weighted-average lease term (in years) (1)	10.8	11.8	12.7
Lease rollover (1)(2):
Annual average	2.7%	2.4%	2.1%
Maximum for a single year	3.4%	3.5%	3.4%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2016, 2015 and 2014.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
The following table provides summary information about our results of operations for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,			2016 vs 2015 Increase(Decrease)	2015 vs 2014 Increase(Decrease)
	2016	2015	2014
Total revenues	$40,438	$35,616	$6,080	$4,822	$29,536
General and administrative expenses	$4,233	$3,557	$1,173	$676	$2,384
Property operating expenses	$1,828	$1,701	$125	$127	$1,576
Real estate tax expenses	$3,716	$2,516	$267	$1,200	$2,249
Advisory fees and expenses	$4,841	$3,973	$751	$868	$3,222
Acquisition-related fees and expenses	$1,286	$3,008	$11,955	$(1,722)	$(8,947)
Depreciation and amortization	$13,441	$12,540	$2,298	$901	$10,242
Operating income (loss)	$11,093	$8,321	$(10,489)	$2,772	$18,810
Interest expense and other, net	$12,278	$10,396	$1,628	$1,882	$8,768
Net loss	$(1,185)	$(2,075)	$(12,117)	$(890)	$(10,042)
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
2016 vs 2015 – The increase in revenue of $4.8 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition and management of four additional income-producing properties subsequent to December 31, 2015 as well as recognizing a full year of revenue on 33 properties acquired in 2015. Rental and other property income from net leased commercial properties accounted for 88% and 90% of total revenue during the years ended December 31, 2016 and 2015, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $5.0 million in tenant reimbursement income during the year ended December 31, 2016, compared to $3.6 million during the same period in 2015.
2015 vs 2014 – The increase in revenue of $29.5 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to owning 79 properties during the year ended December 31, 2015 and purchasing an additional 33 properties subsequent to December 31, 2014. Rental and other property income from net leased commercial properties accounted for 90% and 96% of total revenue during the years ended December 31, 2015 and 2014, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $3.6 million in tenant reimbursement income during the year ended December 31, 2015, compared to $256,000 during the year ended December 31, 2014.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, state franchise and income taxes, operating expense reimbursements to our advisor and accounting fees.

2016 vs 2015 – The increase in general and administrative expenses of $676,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to increased operating expense reimbursements to our advisor, combined with an increase in unused credit facility fees and escrow and trustee fees.
2015 vs 2014 – The increase in general and administrative expenses of $2.4 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to increased operating expense reimbursements to our advisor, combined with an increase in escrow and trustee fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
2016 vs 2015 – The increase in property operating expenses of $127,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to owning 112 properties during the year ended December 31, 2016 and purchasing four additional properties during such period.
2015 vs 2014 – The increase in property operating expenses of $1.6 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to owning 79 properties during the year ended December 31, 2015 and purchasing 33 additional properties during such period.
Real Estate Tax Expenses
2016 vs 2015 – The increase in real estate tax expenses of $1.2 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of four additional rental income-producing properties during the year ended December 31, 2016, as well as recognizing a full year of real estate tax expense on 33 properties acquired in 2015.
2015 vs 2014 – The increase in real estate tax expenses of $2.2 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to owning 79 properties during the year ended December 31, 2015 and purchasing 33 additional properties during such period in addition to increased tax assessments at several properties.
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
2016 vs 2015 – The increase in advisory fees and expenses of $868,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in our average invested assets to $529.8 million for the year ended December 31, 2016, compared to $444.6 million for the year ended December 31, 2015.
2015 vs 2014 – The increase in advisory fees and expenses of $3.2 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to an increase in our average invested assets to $444.6 million for the year ended December 31, 2015, compared to $99.9 million for the year ended December 31, 2014.
Acquisition-Related Fees and Expenses
Acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate. In addition, we reimburse CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year.
2016 vs 2015 – The decrease in acquisition-related fees and expenses of $1.7 million during the year ended December 31, 2016, as compared to the same period in 2015, was due to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the year ended December 31, 2016, compared to the acquisition of 33 commercial properties for an aggregate purchase price of $86.4 million during the year ended December 31, 2015.

2015 vs 2014 – The decrease in acquisition-related fees and expenses of $8.9 million during the year ended December 31, 2015, as compared to the same period in 2014, was due to the acquisition of 33 commercial properties for an aggregate purchase price of $86.4 million during the year ended December 31, 2015, compared to the acquisition of 79 commercial properties for an aggregate purchase price of $383.8 million during the year ended December 31, 2014.
Depreciation and Amortization Expenses
2016 vs 2015 – The increase in depreciation and amortization expenses of $901,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to owning 112 properties for the entire year ended December 31, 2016 and purchasing four additional properties during such period, compared to owning 79 properties during the entire year ended December 31, 2015 and purchasing 33 additional properties during such period.
2015 vs 2014 – The increase in depreciation and amortization expenses of $10.2 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to owning 79 properties during the year ended December 31, 2015 and purchasing 33 additional properties during such period, compared to purchasing 79 properties during the year ended December 31, 2014.
Interest Expense and Other, Net
2016 vs 2015 – The increase in interest expense and other, net of $1.9 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding from $267.8 million during the year ended December 31, 2015, to $272.3 million during the year ended December 31, 2016.
2015 vs 2014 – The increase in interest expense and other, net of $8.8 million during the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to an increase in the average aggregate amount of debt outstanding from $123.5 million during the year ended December 31, 2014, to $267.8 million during the year ended December 31, 2015.
Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of our properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 79 same store properties for the year ended December 31, 2016 increased $82,000 to $26.9 million compared to $26.8 million for the year ended December 31, 2015. The expiration of a rent abatement period for one same store property accounted for $124,000 of the increase in contract rental revenue for the year ended December 31, 2016. The same store properties were 98.7% occupied as of December 31, 2016 and 99.3% occupied as of December 31, 2015. The following table shows the contract rental revenue from properties owned for both of the entire year ended December 31, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
“Same store” properties	79	$26,867	$26,785	$82	0.3%
“Non-same store” properties	37	7,769	4,332	3,437	79.3%
Total contract rental revenue	116	34,636	31,117	3,519	11.3%

Straight-line rental income		1,057	1,224	(167)	(13.6)%
Amortization (1)		(258)	(276)	18	(6.5)%
Rental income - as reported		$35,435	$32,065	$3,370	10.5%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Due to the volume of acquisitions during the year ended December 31, 2014, a discussion of same store sales for the years ended December 31, 2015 and 2014 is not considered meaningful and as such is not included in the results of operations.

Distributions
Our board of directors authorized a daily distribution, based on 366 days in the calendar year, of $0.0043032787 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share was sold in the Offering and ending on December 31, 2016, equal to $0.0043032787 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2016, we had distributions payable of $1.7 million.
In addition, our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
During the years ended December 31, 2016 and 2015, we paid distributions of $17.0 million and $12.2 million, respectively, including $8.6 million and $6.7 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2016 was $11.4 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $1.3 million, in accordance with GAAP. We treat our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the years ended December 31, 2016 and 2015 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $1.3 million and $3.0 million, respectively. Our distributions for the year ended December 31, 2016, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $11.4 million, or 67%, and proceeds from the Offering of $5.6 million, or 33%, including proceeds from prior periods. Our distributions for the year ended December 31, 2015, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $9.8 million, or 80%, and proceeds from the Offering of $2.4 million, or 20%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited, to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our board of directors may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 163,000 shares of our common stock, of which we redeemed approximately 133,000 shares as of December 31, 2016 for $3.2 million (at an average redemption price of $23.78 per share) and approximately 30,000 shares of common stock subsequent to December 31, 2016 for $692,000 at an average redemption price of $23.42 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of December 31, 2016, we had raised $321.6 million of gross proceeds from the Offering ($313.5 million in Class A Shares and $8.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $32.0 million.

We have an unsecured credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Credit Facility”), that provides for borrowings of up to $300.0 million, which is comprised of a $120.0 million unsecured term loan (the “Term Loan”) and up to $180.0 million in unsecured revolving loans (the “Revolving Loans”). As of December 31, 2016, we had $180.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of December 31, 2016, we also had cash and cash equivalents of $19.2 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related fees and expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. As of December 31, 2016, there was $42.8 million of fixed rate debt due in less than one year. Subsequent to December 31, 2016, we repaid the $42.8 million of fixed rate debt using existing capacity on the Revolving Loans. The Revolving Loans were set to mature on April 25, 2017; however, subsequent to December 31, 2016, we elected to extend the maturity date of the Revolving Loans to April 25, 2018. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
All organization and offering expenses (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2016, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our consolidated financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Offering. As we raise additional proceeds from the Offering, these excess amounts may become payable.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of tenant improvements, acquisition-related fees and expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from banks and other lenders and net cash flows provided by operations.
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
Contractual Obligations
As of December 31, 2016, we had $255.4 million of debt outstanding with a weighted average interest rate of 4.3%. See Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2016 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility	$120,000	$—	$120,000	$—	$—
Interest payments - credit facility (2)	11,155	4,824	6,331	—	—
Principal payments - fixed rate debt (3)	135,350	42,750	—	68,397	24,203
Interest payments - fixed rate debt (4)	21,290	4,355	7,501	6,319	3,115
Total	$287,795	$51,929	$133,832	$74,716	$27,318

____________________________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
We executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum through the maturity date of the loan. As of December 31, 2016, the interest rate was 4.02%. There were no amounts outstanding under the Revolving Loans as of December 31, 2016.

(3)
Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties, which excludes the fair value adjustment, net of accretion, of mortgage notes assumed of $108,000 as of December 31, 2016.

(4)
As of December 31, 2016, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of February 29, 2016 used to determine our estimated per share NAV, and for those assets acquired from March 1, 2016 through December 31, 2016, is based on the purchase price. As of December 31, 2016, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 51.2%, and our ratio of debt to the fair market value of our gross assets was 47.2%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of December 31, 2016, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 47.3%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2016 (in thousands):

Balance as of
December 31, 2016
Credit facility and notes payable, net	$253,918
Deferred costs and net premiums	1,432
Less: Cash and cash equivalents	(19,161)
Net debt	$236,189
Gross real estate assets, net (1)	$499,188

Net debt leverage ratio	47.3%
____________________________________
(1) Net of gross intangible lease liabilities.
As of December 31, 2016, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for a purchase price of $9.7 million, exclusive of closing costs. As of December 31, 2016, we had $284,000 of property escrow deposits held by escrow agents in connection with this future property acquisition. This deposit is included in the accompanying consolidated balance sheets in prepaid expenses, property escrow deposit and other assets and could be forfeited under certain circumstances. As of December 31, 2016, the escrow deposit had not been forfeited.

Cash Flow Analysis
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Operating Activities. Cash flow provided by operating activities increased by $1.6 million to $11.4 million for the year ended December 31, 2016, compared to net cash provided by operating activities of $9.8 million for the year ended December 31, 2015. The change was primarily due to an increase in depreciation and amortization of $1.3 million, a decrease in net loss of $890,000 and a net decrease in working capital accounts of $787,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $60.2 million to $27.9 million for the year ended December 31, 2016, compared to $88.1 million for the year ended December 31, 2015. The decrease resulted primarily from the purchase of four properties for an aggregate purchase price of $27.6 million during the year ended December 31, 2016, compared to the purchase of 33 properties for an aggregate purchase price of $86.4 million during the year ended December 31, 2015.
Financing Activities. Net cash provided by financing activities decreased by $55.9 million to $25.6 million for the year ended December 31, 2016, compared to $81.5 million for the year ended December 31, 2015. The change was primarily due to an increase in net repayments of the Credit Facility, notes payable and Series C Loan of $76.9 million, an increase in net proceeds from the issuance of common stock of $27.6 million and an increase in distributions to investors of $2.9 million.
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

Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are, and we expect that there will continue to be, provisions in many of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and clauses enabling us to receive payment of additional rent calculated as a percentage of the tenant’s gross sales above pre-determined thresholds. In addition, most of our leases require the tenant to pay all or a majority of the property’s operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs. However, because of the long-term nature of leases for real property, such leases may not reset frequently enough to adequately offset the effects of inflation.
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 11 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR V Advisors act as an advisor to, and our chief executive officer and our chief financial officer act as executive officers and/or a director of CCPT IV, CCIT II, Cole Income NAV Strategy, CCIT III, and/or other real estate offerings in registration, all of which are/or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there are conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR V Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2016 and 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to variable rate borrowings. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to manage our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We do not intend to hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
Interest Rate Risk
As of December 31, 2016, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021, respectively, with an aggregate notional amount of $141.1 million and an aggregate fair value loss of $396,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2016, an increase of 50 basis points in interest rates would result in a derivative asset of $1.3 million, representing a $1.7 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $2.1 million, representing a $1.7 million net change to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of December 31, 2016, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
Our credit risk management objectives are to have creditworthy tenants. To achieve these objectives, we consider various factors to determine the credit risk of our tenants including, but not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2016.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2016 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective.
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

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Amended and Restated Distribution Plan, effective as of May 1, 2016 (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 29, 2016).

4.2	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 29, 2016).
4.3	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 29, 2016).
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

10.30
Amended and Restated Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation dated April 29, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55437), filed April 29, 2016).

10.31
Sixth Modification Agreement, dated as of August 8, 2016, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A. and Capital One, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-55437), filed on August 15, 2016).

10.32
Amendment No. 1 to Amended and Restated Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation dated October 5, 2016 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed October 6, 2016).

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

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March, 2017.

Cole Credit Property Trust V, Inc.

By:	/s/ NATHAN D. DEBACKER
NATHAN D. DEBACKER
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GLENN J. RUFRANO	Chief Executive Officer, President and Director	March 24, 2017
Glenn J. Rufrano	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 24, 2017
Nathan D. DeBacker	(Principal Financial Officer)

/s/ CHRISTINE T. BROWN	Vice President of Accounting	March 24, 2017
Christine T. Brown	(Principal Accounting Officer)

/s/ MARCUS E. BROMLEY	Independent Director and Non-Executive	March 24, 2017
Marcus E. Bromley	Chairman of the Board of Directors

/s/ ROBERT A. GARY, IV	Independent Director	March 24, 2017
Robert A. Gary, IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Cole Credit Property Trust V, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust V, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cole Credit Property Trust V, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 24, 2017

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate assets:
Land	$114,241	$106,800
Buildings and improvements	336,315	317,604
Intangible lease assets	53,463	51,701
Total real estate investments, at cost	504,019	476,105
Less: accumulated depreciation and amortization	(29,929)	(15,737)
Total real estate investments, net	474,090	460,368
Cash and cash equivalents	19,161	10,110
Restricted cash	94	354
Property escrow deposits, derivative assets, prepaid expenses and other assets	694	339
Rents and tenant receivables, net	4,875	2,985
Deferred costs, net	296	997
Total assets	$499,210	$475,153
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$253,918	$268,463
Line of credit with affiliate	—	20,000
Accounts payable and accrued expenses	2,105	1,587
Escrowed investor proceeds	—	4
Due to affiliates	1,342	1,076
Intangible lease liabilities, net	3,708	4,249
Distributions payable	1,663	1,218
Deferred rental income, derivative liabilities and other liabilities	1,872	2,996
Total liabilities	264,608	299,593
Commitments and contingencies
Redeemable common stock	11,250	7,277
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 12,327,579 and 9,292,168 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	123	93
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 321,223 and 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	3	—
Capital in excess of par value	272,603	199,677
Accumulated distributions in excess of earnings	(48,981)	(30,354)
Accumulated other comprehensive loss	(396)	(1,133)
Total stockholders’ equity	223,352	168,283
Total liabilities, redeemable common stock and stockholders’ equity	$499,210	$475,153
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$35,435	$32,065	$5,824
Tenant reimbursement income	5,003	3,551	256
Total revenues	40,438	35,616	6,080
Operating expenses:
General and administrative	4,233	3,557	1,173
Property operating	1,828	1,701	125
Real estate tax	3,716	2,516	267
Advisory fees and expenses	4,841	3,973	751
Acquisition-related fees and expenses	1,286	3,008	11,955
Depreciation and amortization	13,441	12,540	2,298
Total operating expenses	29,345	27,295	16,569
Operating income (loss)	11,093	8,321	(10,489)
Other income (expense):
Interest expense and other, net	(12,278)	(10,396)	(1,628)
Net loss	$(1,185)	$(2,075)	$(12,117)

Class A Common Stock:
Net loss	$(1,161)	$(2,075)	$(12,117)
Basic and diluted weighted average number of common shares outstanding	11,009,047	7,958,164	2,298,800
Basic and diluted net loss per common share	$(0.11)	$(0.26)	$(5.27)
Distributions declared per common share	$1.575	$1.575	$1.247

Class T Common Stock:
Net loss	$(24)	$—	$—
Basic and diluted weighted average number of common shares outstanding	72,998	—	—
Basic and diluted net loss per common share	$(0.32)	$—	$—
Distributions declared per common share	$1.011	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
 (in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(1,185)	$(2,075)	$(12,117)
Other comprehensive income (loss):
Unrealized loss on interest rate swaps	(771)	(1,137)	—
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	1,508	4	—
Total other comprehensive income (loss)	737	(1,133)	—
Total comprehensive loss	$(448)	$(3,208)	$(12,117)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2014	8,000	$—	—	$—	$200	$—	$—	$200
Issuance of common stock	6,977,877	70	—	—	173,673	—	—	173,743
Distributions to investors	—	—	—	—	—	(3,625)	—	(3,625)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(14,934)	—	—	(14,934)
Other offering costs	—	—	—	—	(3,475)	—	—	(3,475)
Changes in redeemable common stock	—	—	—	—	(1,471)	—	—	(1,471)
Net loss	—	—	—	—	—	(12,117)	—	(12,117)
Balance, December 31, 2014	6,985,877	$70	—	$—	$153,993	$(15,742)	$—	$138,321
Issuance of common stock	2,343,023	23	—	—	57,847	—	—	57,870
Distributions to investors	—	—	—	—	—	(12,537)	—	(12,537)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(4,285)	—	—	(4,285)
Other offering costs	—	—	—	—	(1,177)	—	—	(1,177)
Redemptions of common stock	(36,732)	—	—	—	(895)	—	—	(895)
Changes in redeemable common stock	—	—	—	—	(5,806)	—	—	(5,806)
Comprehensive loss	—	—	—	—	—	(2,075)	(1,133)	(3,208)
Balance, December 31, 2015	9,292,168	$93	—	$—	$199,677	$(30,354)	$(1,133)	$168,283
Issuance of common stock	3,229,602	32	321,223	3	89,992	—	—	90,027
Distributions to investors	—	—	—	—	—	(17,442)	—	(17,442)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(6,333)	—	—	(6,333)
Other offering costs	—	—	—	—	(1,816)	—	—	(1,816)
Distribution and stockholder servicing fees	—	—	—	—	(322)	—	—	(322)
Redemptions of common stock	(194,191)	(2)	—	—	(4,622)	—	—	(4,624)
Changes in redeemable common stock	—	—	—	—	(3,973)	—	—	(3,973)
Comprehensive loss	—	—	—	—	—	(1,185)	737	(448)
Balance, December 31, 2016	12,327,579	$123	321,223	$3	$272,603	$(48,981)	$(396)	$223,352
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(1,185)	$(2,075)	$(12,117)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, net	13,699	12,816	2,339
Straight-line rental income	(1,057)	(1,224)	(309)
Bad debt expense	1	—	—
Amortization of deferred financing costs	1,228	813	258
Amortization of fair value adjustments of notes payable assumed	(403)	(384)	(99)
Changes in assets and liabilities:
Rents and tenant receivables	(834)	(779)	(673)
Prepaid expenses and other assets	77	(59)	(230)
Accounts payable and accrued expenses	518	(697)	2,284
Deferred rental income and other liabilities	(625)	877	986
Due from affiliates	—	110	(110)
Due to affiliates	(20)	451	605
Net cash provided by (used in) operating activities	11,399	9,849	(7,066)
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(27,962)	(87,700)	(339,830)
Escrowed funds for acquisition of real estate investments	—	—	(5,905)
Release of escrowed funds for acquisition of real estate investments	—	—	5,905
Payment of property escrow deposits	(515)	(50)	—
Refund of property escrow deposits	281	—	—
Change in restricted cash	260	(354)	—
Net cash used in investing activities	(27,936)	(88,104)	(339,830)
Cash flows from financing activities:
Proceeds from issuance of common stock	81,430	51,169	172,272
Redemptions of common stock	(4,624)	(895)	—
Offering costs on issuance of common stock	(8,185)	(5,518)	(18,333)
Proceeds from credit facility and notes payable	98,600	67,500	186,153
Repayment of credit facility and notes payable	(112,500)	(24,500)	(2,653)
Proceeds from line of credit with affiliate	—	—	30,700
Repayment of line of credit with affiliate	(20,000)	—	(10,700)
Payment of loan deposits	(35)	—	—
Refund of loan deposits	75	—	—
Distributions to investors	(8,400)	(5,547)	(1,225)
Change in escrowed investor proceeds	(4)	4	—
Deferred financing costs paid	(769)	(755)	(2,611)
Net cash provided by financing activities	25,588	81,458	353,603
Net increase in cash and cash equivalents	9,051	3,203	6,707
Cash and cash equivalents, beginning of period	10,110	6,907	200
Cash and cash equivalents, end of period	$19,161	$10,110	$6,907
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation incorporated on December 12, 2012, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC (“CR V Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CR V Advisors, the Company’s dealer manager, Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the initial public offering (the “Offering”) initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering at a price of $25.00 per share until April 8, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016. On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Offering and issued approximately 110,000 shares of its common stock to VEREIT Operating Partnership, L.P. (“VEREIT OP”), an affiliate of Cole Capital and the operating partnership of VEREIT, resulting in gross proceeds of $2.5 million, and commenced principal operations.
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the Company’s Articles of Amendment and Restatement. All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Company’s charter, as amended, that are payable in connection with the Class T Shares. In addition, the Company’s charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
On March 29, 2016, the Company’s board of directors (the “Board”) adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”), to allow for the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price of shares in the primary portion of the Offering to be $26.37 per share (representing the $24.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of shares pursuant to the Original DRIP to be $24.00 per share (the estimated per share NAV). The Company’s estimated per share NAV as of February 29, 2016 was not audited or reviewed by its independent registered public accounting firm. In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares at a price of $25.26 per share in the primary portion of the Offering (representing the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Offering. The Company also began offering Class T Shares pursuant to the DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the DRIP at a price of $24.00 per share. The Company reserves the right to reallocate the shares being offered in the Offering among the classes of shares and between the primary offering and the DRIP.
As of December 31, 2016, the Company had issued approximately 12.9 million shares of common stock in the Offering for gross offering proceeds of $321.6 million ($313.5 million in Class A Shares and $8.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $32.0 million. In addition, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $16,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $306,000.

On March 24, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016, the Company will continue to offer Class A Shares in the primary portion of the Offering for $26.37 per share, Class T Shares in the primary portion of the Offering for $25.26 per share and Class A Shares and Class T Shares in the DRIP for $24.00 per share. Additionally, $24.00 per share will continue to serve as the most recent estimated per share NAV for purposes of the share redemption program.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of necessity retail properties located throughout the United States, including U.S. protectorates. The retail properties primarily will be single tenant properties and anchored shopping centers anchored by large, creditworthy national, regional or local retailers. The Company expects that the retail properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of December 31, 2016, the Company owned 116 properties, comprising 2.5 million rentable square feet of commercial space located in 31 states. As of December 31, 2016, the rentable space at these properties was 98.8% leased, including month-to-month agreements, if any.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274), the Company intends to commence a follow-on offering of an aggregate of $1.2 billion in shares of Class A common stock and Class T common stock in the primary offering and an additional $300.0 million in shares of common stock pursuant to the DRIP. The Registration Statement on Form S-11 for the proposed follow-on offering was filed with the SEC on December 22, 2016 and has not yet been declared effective by the SEC. No assurance can be given regarding when, or if, the Registration Statement on Form S-11 will be declared effective by the SEC.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition-related fees and expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related fees and expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2016, 2015 or 2014.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2016 or 2015.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. Acquisition-related fees and expenses are expensed as incurred. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
The fair values of in-place leases include estimates of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rental and other property income, which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include leasing commissions, legal and other related expenses and are estimated in part by utilizing information obtained from independent appraisals and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease, are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Contingent consideration arrangements, including amounts funded through an escrow account, will be recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value, subsequent to acquisition, will be reflected in the accompanying consolidated statements of operations in acquisition-related fees and expenses. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
Restricted Cash and Escrows
The Company had $94,000 and $354,000 in restricted cash as of December 31, 2016 and 2015, respectively. Included in restricted cash were $94,000 and $350,000 held by lenders in lockbox accounts as of December 31, 2016 and 2015, respectively, as well as escrowed investor proceeds of $4,000 for which shares of common stock had not been issued as of December 31, 2015. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Cash Concentrations
Cash and cash equivalents include cash in bank accounts. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2016 and 2015, the Company had $296,000 and $997,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
Distribution and Stockholder Servicing Fees
The Company pays CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Through October 4, 2016, the daily amount of the distribution and stockholder servicing fee payable was calculated to equal 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. On October 5, 2016, the Company entered into Amendment No. 1 to its Amended and Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”). Pursuant to the Amended Dealer Manager Agreement, the calculation of the daily amount of distribution and stockholder servicing fee was changed to equal 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares, which was unchanged by Amendment No. 1 to the Amended and Restated Dealer Manager Agreement, will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares sold in the Offering at the earliest of: (i) the end of the month in which the transfer agent, on the Company’s behalf, determines that total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of Class A Shares and Class T Shares in the primary offering (i.e., excluding proceeds from sales pursuant to the DRIP); (iii) the fourth anniversary of the last day of the month in which the Company’s public offering (excluding the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event (such as the sale of the Company, the sale of all or substantially all of the Company’s assets, a merger or similar transaction, the listing of the Company’s shares of common stock for trading on a national securities exchange or an alternative strategy that would result in a significant increase in the opportunities for stockholders to dispose of their shares). CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee.
The distribution and stockholder servicing fee is paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value.
Due to Affiliates
CR V Advisors, and certain of its affiliates, received and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offering and the acquisition, management, financing and leasing of the properties of the Company.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2016, the Company had an allowance for uncollectible accounts of $1,000. As of December 31, 2015, the Company did not have an allowance for uncollectible accounts.
Income Taxes
The Company elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2014. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Earnings (Loss) Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the years ended December 31, 2016, 2015 or 2014.
Offering and Related Costs
CR V Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of aggregate gross proceeds from the Offering. As of December 31, 2016, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offering. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of aggregate gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions, dealer manager fees and distribution and stockholder servicing fees in the period in which they become payable.
Reportable Segment
The Company’s commercial real estate investments consist of income-producing necessity retail properties that are primarily single-tenant or anchored shopping centers, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company’s management evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which replaces the existing guidance in Accounting Standards Codification 840, Leases (Topic 842). ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as either finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The provisions of ASU 2016-02 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. A modified retrospective approach is required for existing leases that have not expired upon adoption. Early adoption is permitted. The Company’s implementation team is developing an inventory of all leases, as well as identifying any non-lease components in the lease arrangements.
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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider for any future novations.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments in ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. The Company plans to adopt ASU 2017-01 during the first quarter of fiscal year 2017 and expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals). As such, future acquisition related expenses associated with these asset acquisitions will be capitalized.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility, notes payable and line of credit with affiliate — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2016, the estimated fair value of the Company’s debt was $256.4 million, compared to the carrying value of $255.4 million. The estimated fair value of the Company’s debt was $290.8 million as of December 31, 2015, compared to the carrying value on that date of $289.3 million.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016 and 2015, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2016 and 2015, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$238	$—	$238	$—
Financial liability:
Interest rate swap	$(634)	$—	$(634)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Financial liability:
Interest rate swap	$(1,133)	$—	$(1,133)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2016 Property Acquisitions
During the year ended December 31, 2016, the Company acquired four commercial properties for an aggregate purchase price of $27.6 million (the “2016 Acquisitions”). The Company purchased the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for the 2016 Acquisitions (in thousands):

December 31, 2016
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases (1)	1,762
Total purchase price	$27,614
______________________

(1)	The weighted average amortization period for acquired in-place leases was 11.7 years for the 2016 Acquisitions.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recorded revenue for the year ended December 31, 2016 of $1.7 million and a net loss for the year ended December 31, 2016 of $333,000 related to the 2016 Acquisitions. In addition, the Company recorded $1.2 million of acquisition-related fees and expenses for the year ended December 31, 2016 related to the 2016 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Pro forma basis (unaudited):
Revenue	$40,741	$37,646
Net loss	$(606)	$(3,080)
The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude $1.2 million of acquisition-related fees and expenses recorded during the period related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2015.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2015 Property Acquisitions
During the year ended December 31, 2015, the Company acquired 33 properties for an aggregate purchase price of $86.4 million (the “2015 Acquisitions”). The Company purchased the 2015 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2015 Acquisitions (in thousands):

December 31, 2015
Land	$19,395
Buildings and improvements	58,658
Acquired in-place leases (1)	7,974
Acquired above-market leases (2)	1,360
Intangible lease liabilities (3)	(961)
Total purchase price	$86,426
_________________________________

(1)	The weighted average amortization period for acquired in-place leases was 12.8 years for the 2015 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 10.5 years for the 2015 Acquisitions.

(3)	The weighted average amortization period for intangible lease liabilities was 9.8 years for the 2015 Acquisitions.
The Company recorded revenue for the year ended December 31, 2015 of $4.7 million and a net loss for the year ended December 31, 2015 of $1.1 million related to the 2015 Acquisitions. In addition, the Company recorded $3.0 million of acquisition-related fees and expenses for the year ended December 31, 2015.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unaudited pro forma information for the year ended December 31, 2015 was adjusted to exclude $3.0 million of acquisition-related fees and expenses recorded during the year ended December 31, 2015. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2014.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2014 Property Acquisitions
During the year ended December 31, 2014, the Company acquired 79 properties for an aggregate purchase price of $383.8 million (the “2014 Acquisitions”). The Company purchased the 2014 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2014 Acquisitions (in thousands):

December 31, 2014
Land	$87,406
Buildings and improvements	258,912
Acquired in-place leases (1)	36,433
Acquired above-market leases (2)	5,929
Intangible lease liabilities (3)	(3,870)
Fair value adjustment of assumed notes payable	(994)
Total purchase price	$383,816
______________________

(1)	The weighted average amortization period for acquired in-place leases was 13.8 years for the 2014 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 14.7 years for the 2014 Acquisitions.

(3)	The weighted average amortization period for intangible lease liabilities was 9.9 years for the 2014 Acquisitions.
The Company recorded revenue for the year ended December 31, 2014 of $6.1 million and a net loss for the year ended December 31, 2014 of $12.1 million related to the 2014 Acquisitions. In addition, the Company recorded $12.0 million of acquisition-related fees and expenses for the year ended December 31, 2014.
The following information summarizes selected financial information of the Company as if all of the 2014 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the year ended December 31, 2014 (in thousands):

Period from March 18, 2014 to
December 31, 2014
Pro forma basis (unaudited):
Revenue	$34,477
Net income	$9,141
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property Concentrations
As of December 31, 2016, two of the Company’s tenants, Walgreens and United Oil, accounted for 18% and 11% of the Company’s 2016 annualized rental income. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2016, eight of the Company’s properties were located in Texas and 13 were located in California, with the properties in each state accounting for 11% of the Company’s 2016 annualized rental income. Additionally, nine of the Company’s properties were located in Indiana and seven properties were located in Louisiana, with the properties in each state accounting for 10% of the Company’s 2016 annualized rental income. In addition, the Company had tenants in the pharmacy, discount store, gas and convenience and sporting goods industries, which comprised 19%, 16%, 11% and 10%, respectively, of the Company’s 2016 annualized rental income.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2016	2015
In-place leases, net of accumulated amortization of $8,950 and $4,780, respectively (with a weighted average life remaining of 11.5 years and 12.5 years, respectively)	$37,251	$39,632
Acquired above-market leases, net of accumulated amortization of $1,684 and $899, respectively (with a weighted average life remaining of 11.9 years and 12.8 years, respectively)	5,578	6,390
	$42,829	$46,022
Amortization expense related to the in-place lease assets for the years ended December 31, 2016, 2015 and 2014 was $4.2 million, $4.0 million and $735,000, respectively. Amortization expense related to the acquired above-market lease assets for the years ended December 31, 2016, 2015 and 2014 was $799,000, $811,000 and $88,000, respectively, and was recorded as a reduction to rental income in the consolidated statements of operations.
Estimated amortization expense related to the intangible lease assets as of December 31, 2016 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases	Above-Market Leases
2017	$4,046	$772
2018	$3,767	$623
2019	$3,445	$482
2020	$3,235	$428
2021	$3,173	$411
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2016, the Company entered into one interest rate swap agreement. As of December 31, 2016, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2016 and 2015 (in thousands):

		Outstanding Notional Amount as of December 31, 2016	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets and (Liabilities) as of December 31,
	Balance Sheet Location					2016	2015
Interest Rate Swap	Property escrow deposits, derivative assets, prepaid expenses and other assets	$21,100	3.49%	1/15/2016	2/1/2021	$238	$—
Interest Rate Swap	Deferred rental income, derivative liabilities and other liabilities	$120,000	4.02%	12/31/2015	4/25/2019	$(634)	$(1,133)

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

_____________________________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2016.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the years ended December 31, 2016 and 2015, the amounts reclassified were $1.5 million and $4,000, respectively. There were no amounts reclassified for the year ended December 31, 2014. During the next 12 months, the Company estimates that an additional $808,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the year ended December 31, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of December 31, 2016, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $643,000. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2016.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2016, the Company had $253.9 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.1 years and a weighted average interest rate of 4.3%. The weighted average years to maturity is computed using the anticipated repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the anticipated repayment date. Should the loan not be repaid at the anticipated repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of December 31, 2016 and 2015, and the debt activity for the year ended December 31, 2016 (in thousands):

		During The Year Ended December 31, 2016
	Balance as of December 31, 2015	Debt Issuance, Net (1)	Repayments	Accretion and (Amortization)	Balance as of December 31, 2016
Credit facility	$201,500	$31,000	$(112,500)	—	$120,000
Fixed rate debt	67,750	67,600	—	—	135,350
Line of credit with affiliate	20,000	—	(20,000)	—	—
Total debt	$289,250	$98,600	$(132,500)	$—	$255,350
Net premiums (2)	511	—	—	(403)	108
Deferred costs (3)	(1,298)	(679)	—	437	(1,540)
Total debt, net	$288,463	$97,921	$(132,500)	$34	$253,918
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016, the fixed rate debt outstanding of $135.4 million included mortgage notes assumed with a face amount of $42.8 million and a fair value of $43.7 million at the date of assumption and $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.49% to 5.66% per annum. The debt outstanding matures on various dates from April 2017 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $208.8 million as of December 31, 2016. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has a modified credit agreement (the “Modified Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Modified Credit Agreement reduced the revolving loans (the “Revolving Loans”) under the original credit agreement from $300.0 million to $180.0 million, and added a term loan (the “Term Loan”, and together with the Revolving Loan, the “Credit Facility”) in the amount of $120.0 million for a total capacity of $300.0 million under the Credit Facility. The Revolving Loans mature on April 25, 2017; however, subsequent to December 31, 2016 the Company elected to further extend the maturity date of the Revolving Loans to April 25, 2018. The Term Loan matures on April 25, 2019.
Depending upon the type of loan specified, and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%, depending on the Company’s leverage ratio (as defined in the Modified Credit Agreement); or (ii) a base rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio (as defined in the Modified Credit Agreement), plus the greatest of: (a) JPMorgan Chase’s Prime Rate (as defined in the Modified Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Modified Credit Agreement) plus 0.50%; or (c) one-month LIBOR plus 1.0% multiplied by the statutory reserve rate. As of December 31, 2016, there were no amounts outstanding under the Revolving Loans, and the amount outstanding under the Term Loan totaled $120.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum beginning on December 31, 2015 through the maturity date of the Term Loan. As of December 31, 2016, the all-in rate for the Swapped Term Loan was 4.02%. The Company had $180.0 million in unused capacity, subject to borrowing availability, under the Credit Facility as of December 31, 2016.
The Modified Credit Agreement contains customary representations, warranties, borrowing conditions and affirmative, negative and financial covenants, including minimum net worth, debt service coverage and leverage ratio requirements, maximum variable rate, recourse debt requirements and dividend payout requirements. In particular, the Modified Credit Agreement requires the Company to maintain a fixed charge coverage ratio equal to or greater than 1.50, as well as a minimum consolidated net worth not less than $150.0 million plus 75% of the equity interests issued by the Company. The Company believes it was in compliance with the financial covenants of the Modified Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of December 31, 2016.
In addition, the Company previously had $20.0 million outstanding under its $60.0 million subordinated line of credit with an affiliate of the Company’s advisor (the “Series C Loan”), which was repaid in full on its maturity date of March 17, 2016. The Series C Loan was approved by a majority of the Company’s board of directors (including a majority of the independent directors) not otherwise interested in the transaction as being fair, competitive and commercially reasonable and no less favorable to the Company than a comparable loan between unaffiliated parties under the same circumstances.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2016 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2017	$42,750
2018	—
2019	120,000
2020	388
2021	68,009
Thereafter	24,203
Total	$255,350

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2016	2015
Acquired below-market lease intangibles, net of accumulated amortization of $1,123 and $582, respectively, (with a weighted average life remaining of 8.1 years and 9.0 years, respectively)
	$3,708	$4,249
Amortization of the intangible lease liabilities during the years ended December 31, 2016, 2015 and 2014 was $541,000, $535,000 and $47,000, respectively, and was recorded as an addition to rental income in the consolidated statements of operations.
Estimated amortization of the intangible lease liabilities as of December 31, 2016 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below-Market Leases
2017	$533
2018	$527
2019	$487
2020	$412
2021	$393
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$8,597	$6,701	$1,471
Distributions declared and unpaid	$1,663	$1,218	$929
Accrued distribution and stockholder servicing fees, dealer manager fees and other offering costs	$306	$20	$76
Change in fair value of interest rate swaps	$737	$(1,133)	$—
Fair value of mortgage notes assumed in real estate acquisitions at date of assumption	$—	$—	$43,744
Escrow deposits due to affiliate on acquired real estate assets	$—	$—	$1,271
Supplemental Cash Flow Disclosures:
Interest paid	$10,973	$9,528	$1,265
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of December 31, 2016, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for a purchase price of $9.7 million, exclusive of closing costs. As of December 31, 2016, the Company had a $284,000 property escrow deposit held by an escrow agent in connection with this future property acquisition. This deposit is included in the accompanying consolidated balance sheets in

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

property escrow deposits, derivative assets, prepaid expenses and other assets and could be forfeited under certain circumstances. As of December 31, 2016, the escrow deposit had not been forfeited.
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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of December 31, 2016, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable.
Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCC a distribution and stockholder servicing fee for Class T Shares that is calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. Pursuant to the Amended Dealer Manager Agreement, beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. The maximum amount of distribution and stockholder servicing fees payable has not changed pursuant to the provisions of the Amended Dealer Manager Agreement. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year. Additionally, CR V Advisors or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Advisors, the Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective March 1, 2016, is based on the estimated market value of the Company’s real estate assets used to determine the Company’s estimated per share NAV as of February 29, 2016, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to February 29, 2016, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
Operating expenses
The Company reimburses CR V Advisors, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CR V Advisors or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR V Advisors or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CR V Advisors or its affiliates receive acquisition fees, and the Company will not reimburse CR V Advisors for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such properties, not to exceed 1.0% of the contract price of the properties sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the years ended December 31, 2016, 2015 and 2014, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2016, 2015 and 2014, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2016		2015	2014
Selling commissions	$4,691		$3,261	$11,532
Dealer manager fees	$1,642		$1,024	$3,402
Other organization and offering expenses	$1,816		$1,177	$3,475
Distribution and stockholder servicing fees	$16	(1)	$—	$—
Acquisition fees and expenses (2)	$690		$2,167	$9,631
Advisory fees and expenses (2)	$4,841		$3,973	$751
Operating expenses (2)	$2,035		$1,721	$344
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $306,000, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

(2)
During the years ended December 31, 2015 and 2014, CR V Advisors permanently waived its rights to expense reimbursements totaling $250,000 and $773,000, respectively, which amounts are excluded from the table above as the Company is not responsible for these sums. No expense reimbursements were waived during the year ended December 31, 2016.

Due to Affiliates
As of December 31, 2016, $1.3 million was recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates. The amount is primarily for advisory and operating expenses and distribution and stockholder servicing fees payable to CCC. As of December 31, 2015, $1.1 million had been incurred primarily for offering and acquisition-related expenses by CR V Advisors or its affiliates, but had not yet been reimbursed by the Company. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
Transactions
The Company incurred $111,000 of interest expense related to the Series C Loan during the year ended December 31, 2016. The Company incurred $484,000 of interest expense related to the Series C Loan during the year ended December 31, 2015, of which $42,000 had been incurred, but not yet paid, and was included in due to affiliates on the consolidated balance sheets as of December 31, 2015. The Company incurred $131,000 of interest expense related to the Series C Loan during the year ended December 31, 2014. During the year ended December 31, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Refer to Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for further explanation.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged or may engage CR V Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR V Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2016, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million of Class A Shares and 245.0 million of Class T Shares) and 10.0 million shares of preferred stock. As of December 31, 2015, the Company was authorized to issue 490.0 million shares of common stock (now referred to as Class A Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On or before June 19, 2013, the Company sold 20,000 shares of common stock, at $10.00 per share, to CREInvestments, LLC and its predecessor. The Company’s board of directors may authorize additional shares of capital stock and designate the terms of such additional shares of capital stock without obtaining shareholder approval. Effective as of February 7, 2014, the Company effected the Reverse Stock Split, resulting in 8,000 shares of the Company’s common stock issued and outstanding. On February 7, 2014, the ownership of such shares was transferred to VEREIT. Pursuant to the Company’s charter, VEREIT is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as Cole Capital remains the Company’s sponsor; provided, however, that VEREIT may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Until April 8, 2016, the purchase price per share under the DRIP was $23.75 for Class A Shares. Commencing on April 11, 2016, the purchase price per share under the DRIP was $24.00 per share for Class A Shares and $24.00 per share for Class T Shares, the estimated per share NAV as determined by the Board. On March 24, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $24.00 per share. Therefore, distributions will continue to be reinvested in shares of the Company’s common stock pursuant to the DRIP at a price of $24.00 per share, the updated estimated per share NAV as of December 31, 2016, as determined by the Board. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon 10 days’ prior written notice to the stockholders. During the years ended December 31, 2016, 2015 and 2014, approximately 359,000, 282,000 and 62,000 shares, respectively, were purchased under the DRIP for $8.6 million, $6.7 million and $1.5 million respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
The redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recent estimated per

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

share NAV as determined by the Board; after two years from the purchase date, 97.5% of the most recent estimated per share NAV as determined by the Board; and after three years from the purchase date, 100% of the most recent estimated per share NAV as determined by the Board. The redemption price for shares purchased pursuant to the DRIP will be 100% of the most recent estimated per share NAV. Prior to April 11, 2016, the purchase price paid for each share in the primary portion of the Offering served as the most recent estimated per share value for purposes of the share redemption program. From April 11, 2016 until such time as the Board determines a new estimated per share NAV, $24.00 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 27, 2017 in Note 17 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice to the stockholders. During the years ended December 31, 2016 and 2015, the Company redeemed approximately 194,000 and 37,000 shares, respectively, under the share redemption program for $4.6 million and $895,000, respectively. The Company did not redeem any shares during the year ended December 31, 2014.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 366 days in the calendar year, of $0.0043032787 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2016 and ending on December 31, 2016. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on the date that the first Class T Share was sold in the Offering and ending on December 31, 2016, equal to $0.0043032787 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2016, the Company had distributions payable of $1.7 million.
In addition, the Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2017, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
Character of Distributions (Unaudited):	2016	2015	2014
Ordinary dividends	10.5%	33.6%	32.2%
Nondividend distributions	89.5%	66.4%	67.8%
Total	100.0%	100.0%	100.0%

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2016, 2015 and 2014, the Company distributed as dividends to its shareholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2016, 2015 and 2014, the Company incurred state and local income and franchise taxes of $60,000, $92,000, and $96,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2016, 2015 and 2014. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 15 — OPERATING LEASES
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases had a weighted-average remaining term of 10.8 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2016, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2017	$34,637
2018	34,055
2019	33,407
2020	32,556
2021	31,906
Thereafter	222,661
Total	$389,222
NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,767	$10,445	$10,041	$10,185
Acquisition-related fees and expenses	$1,250	$24	$2	$10
Operating income	$1,783	$3,017	$3,026	$3,267
Net (loss) income	$(1,315)	$(39)	$(20)	$189
Basic and diluted net (loss) income per share - Class A common stock (1)	$(0.13)	$(0.00)	$(0.00)	$0.02
Distributions declared per common share - Class A common stock	$0.391	$0.392	$0.396	$0.396
Basic and diluted net loss per share - Class T common stock (1), (2)	$—	$(0.05)	$(0.05)	$(0.04)
Distributions declared per common share - Class T common stock (2)	$—	$0.219	$0.396	$0.396
_______________________________________________________
(1) The sum of the quarterly net income (loss) per share amounts does not agree to the full year net loss per share amounts. The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of common

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
(2) In connection with Post-effective Amendment No. 3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares, along with up to $1,375,000,000 in Class A Shares.

	December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$8,070	$8,617	$9,144	$9,785
Acquisition-related fees and expenses	$1,726	$684	$511	$87
Operating income	$1,072	$2,054	$2,479	$2,716
Net (loss) income	$(1,253)	$(510)	$(479)	$167
Basic and diluted net (loss) income per share - Class A common stock (1)	$(0.18)	$(0.07)	$(0.06)	$0.02
Distributions declared per common share - Class A common stock	$0.388	$0.393	$0.397	$0.397
__________________________________________________
(1) The sum of the quarterly net income (loss) per share amounts does not agree to the full year net loss per share amounts. The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2016:
Redemption of Shares of Common Stock
Subsequent to December 31, 2016, the Company redeemed approximately 30,000 shares for $692,000 at an average per share price of $23.42 pursuant to the Company’s share redemption program.
Credit Facility and Notes Payable
Subsequent to December 31, 2016, the Company repaid $42.8 million of fixed rate debt using existing capacity on the Revolving Loans. Additionally, subsequent to December 31, 2016, the Company elected to extend the maturity date of the Revolving Loans to April 25, 2018.
Investment in Real Estate Assets
Subsequent to December 31, 2016, the Company acquired one real estate property for a purchase price of $9.7 million. The acquisition was funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 in these consolidated financial statements for this property.
Estimated Per Share NAV
On March 24, 2017, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2016, of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016, the Company will continue to offer Class A Shares in the primary portion of the Offering for $26.37 per share, Class T Shares in the primary portion of the Offering for $25.26 per share and Class A Shares and Class T Shares in the DRIP for $24.00 per share. Additionally, $24.00 per share will continue to serve as the most recent estimated per share NAV for purposes of the share redemption program.

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
Aaron’s:
Arkadelphia, AR	(f)	$125	$748	$—	$873	$38	12/12/2014	2014
Academy Sports:
Cartersville, GA	(f)	1,384	7,427	—	8,811	507	6/27/2014	2014
Advance Auto:
Fairmont, NC	(f)	56	949	—	1,005	68	3/18/2014	2004
Hampton, VA	(f)	474	759	—	1,233	25	9/25/2015	2005
Stratford, CT	(f)	1,140	1,395	—	2,535	32	2/8/2016	2015
Aspen Dental:
Rogers, AR	(f)	592	1,090	—	1,682	32	11/9/2015	2014
Bass Pro Shops:
Portage, IN	(f)	1,400	4,044	87	5,531	244	10/22/2014	2006
Blankenbaker Plaza:
Louisville, KY	$9,894	3,557	11,430	—	14,987	679	10/23/2014	1999
Brynwood Square:
Rockford, IL	(f)	1,194	10,515	—	11,709	809	10/23/2014	1983
Buffalo Wild Wings & Shoe Carnival:
Salina, KS	(f)	689	2,023	—	2,712	123	1/26/2015	2014
Burger King:
Yukon, OK	(f)	519	587	—	1,106	34	9/30/2014	2000
Burlington Coat Factory:
Bangor, ME	(f)	1,124	3,890	—	5,014	234	12/22/2014	2001
CVS:
Riverton, NJ	(f)	699	4,657	—	5,356	308	6/30/2014	2007
Dollar General:
Athens, WV	(f)	400	1,132	—	1,532	62	1/16/2015	2014
Autaugaville, AL	(f)	130	827	—	957	42	2/26/2015	2014
Bluefield, WV	(f)	250	993	—	1,243	49	6/29/2015	2015
Braham, MN	(f)	66	906	—	972	51	10/24/2014	2014
Charleston, WV	(f)	383	963	—	1,346	52	2/27/2015	2014
Charleston, WV	(f)	361	863	—	1,224	44	6/29/2015	2015
Clarion, IA	(f)	128	860	—	988	49	10/24/2014	2014
Collinsville, AL	(f)	139	870	—	1,009	50	11/20/2014	2014
Dothan, AL	(f)	208	722	—	930	37	2/26/2015	2014
Elmwood, IL	(f)	154	808	—	962	48	9/3/2014	2012
Glouster, OH	(f)	334	986	—	1,320	52	3/24/2015	2015
Huntington, WV	(f)	293	1,023	—	1,316	45	5/15/2015	2015
Huntington, WV	(f)	278	989	—	1,267	58	9/29/2014	2014
Junction City, OH	(f)	68	823	—	891	48	9/25/2014	2014
Lineville, AL	(f)	102	1,128	—	1,230	57	2/26/2015	2014
Logansport, IN	(f)	69	942	—	1,011	71	3/31/2014	2014
Moundridge, KS	(f)	190	668	—	858	52	3/18/2014	2014
Oneonta, AL	(f)	93	917	—	1,010	52	11/20/2014	2014

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Dollar General (continued):
Pipestone, MN	(f)	$130	$891	$—	$1,021	$52	9/19/2014	2014
Ridgeley, WV	(f)	73	1,122	—	1,195	60	2/27/2015	2014
Selma, AL	(f)	18	851	—	869	43	2/26/2015	2014
Selma, AL	(f)	146	903	—	1,049	52	11/4/2014	2014
Semmes, AL	(f)	139	837	—	976	43	2/26/2015	2014
Shorter, AL	(f)	91	935	—	1,026	54	11/20/2014	2014
Sissonville, WV	(f)	344	827	—	1,171	43	3/24/2015	2015
South Charleston, WV	(f)	335	991	—	1,326	48	4/6/2015	2014
Talladega, AL	(f)	82	789	—	871	40	2/26/2015	2014
Virden, IL	(f)	65	1,111	—	1,176	60	11/14/2014	2014
Wakarusa, IN	(f)	161	1,038	—	1,199	61	9/3/2014	2012
Willard, MO	(f)	258	904	—	1,162	52	11/14/2014	2014
Wolcottville, IN	(f)	151	910	—	1,061	54	9/3/2014	2013
Family Dollar:
Bearden, AR	(f)	86	678	—	764	32	3/23/2015	2014
Cabot, AR	(f)	220	895	—	1,115	43	2/13/2015	2014
Columbus, OH	(f)	359	1,032	—	1,391	55	2/20/2015	2014
Hobbs, NM	(f)	350	782	—	1,132	42	12/19/2014	2014
Lewiston, ME	(f)	295	1,015	—	1,310	59	2/13/2015	2014
Morgan, UT	(f)	235	858	—	1,093	58	8/18/2014	2013
New Roads, LA	(f)	122	759	—	881	35	3/23/2015	2014
Roswell, NM	(f)	379	739	—	1,118	44	9/12/2014	2014
Salina, UT	(f)	224	913	—	1,137	62	8/18/2014	2014
San Antonio, TX	(f)	345	905	—	1,250	54	12/12/2014	2014
San Antonio, TX	(f)	344	1,024	—	1,368	55	2/20/2015	2014
Talladega, AL	(f)	186	968	—	1,154	53	12/12/2014	2014
Tennessee Colony, TX	(f)	89	829	—	918	47	11/21/2014	2014
Valley, AL	(f)	184	928	—	1,112	46	2/13/2015	2014
Walthourville, GA	(f)	327	952	—	1,279	48	2/13/2015	2014
Warrenville, SC	(f)	98	1,014	—	1,112	51	2/27/2015	2014
Fresh Thyme:
Lafayette, IN	(f)	410	6,208	—	6,618	397	10/17/2014	2014
Houma Crossing:
Houma, LA	$12,264	5,359	17,574	35	22,968	1,180	9/25/2014	2008
Kohl’s:
Eagan, MN	(f)	3,226	5,579	—	8,805	132	2/18/2016	1994
Kroger:
Bay City, MI	(f)	1,045	5,224	—	6,269	336	9/24/2014	2012
Lawton Marketplace:
Lawton, OK	19,247	3,169	29,070	—	32,239	1,839	11/5/2014	2013
Lowe’s:
Hermitage, PA	(f)	2,499	10,517	—	13,016	221	3/9/2016	1996
Mattress Firm:
Draper, UT	(f)	651	1,510	—	2,161	88	12/19/2014	2014

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Mattress Firm (continued):
Lake City, FL	(f)	$656	$1,075	$—	$1,731	$59	12/9/2014	2014
Raleigh, NC	(f)	431	1,121	—	1,552	68	9/12/2014	2014
Muncie Marketplace:
Muncie, IN	(f)	2,761	12,461	—	15,222	527	6/15/2015	2014
O’Reilly Auto Parts:
Bennettsville, SC	(f)	375	910	—	1,285	36	6/9/2015	2014
Flowood, MS	(f)	576	921	—	1,497	23	1/29/2016	2015
Iron Mountain, MI	(f)	121	1,211	—	1,332	65	11/21/2014	2014
Raising Cane’s:
Murphy, TX	(f)	648	1,960	—	2,608	116	9/30/2014	2014
Reno, NV	(f)	1,119	2,174	—	3,293	119	12/18/2014	2002
Shoppes of Gary Farms:
Bowling Green, KY	$11,206	2,039	13,730	24	15,793	809	11/24/2014	2013
Shops at Abilene:
Abilene, TX	14,989	3,414	21,270	188	24,872	1,291	12/11/2014	2004
Stop & Shop:
North Kingstown, RI	(f)	668	998	—	1,666	60	8/6/2014	1979
Tractor Supply:
Blytheville, AR	(f)	169	2,413	—	2,582	143	3/11/2015	2014
Midland, NC	(f)	213	2,317	—	2,530	157	6/20/2014	2013
United Oil:
Carson, CA	(f)	3,774	1,892	—	5,666	109	9/30/2014	2011
Fallbrook, CA	(f)	3,037	725	—	3,762	42	9/30/2014	2012
Harbor City, CA	(f)	2,391	1,096	—	3,487	63	9/30/2014	2002
Hawthorne, CA	(f)	1,744	363	—	2,107	21	9/30/2014	2002
Lakewood, CA	(f)	2,457	1,423	—	3,880	82	9/30/2014	1997
Long Beach, CA	(f)	2,129	777	—	2,906	45	9/30/2014	2003
Los Angeles, CA	(f)	2,761	1,235	—	3,996	71	9/30/2014	1999
Los Angeles, CA	(f)	3,499	860	—	4,359	50	9/30/2014	2001
San Clemente, CA	(f)	3,447	985	—	4,432	57	9/30/2014	2003
San Diego, CA	(f)	2,002	284	—	2,286	16	9/30/2014	2006
San Diego, CA	(f)	3,633	783	—	4,416	45	9/30/2014	2009
San Diego, CA	(f)	1,767	705	—	2,472	41	9/30/2014	2014
Santa Ana, CA	(f)	2,090	598	—	2,688	34	9/30/2014	2008
Village at Chapel Hill:
Douglasville, GA	(f)	2,481	10,504	—	12,985	643	1/27/2015	2009
Vitamin Shoppe:
Taylor, MI	(f)	820	399	—	1,219	20	1/29/2015	2015
Walgreens:
Baton Rouge, LA	4,494	822	4,257	—	5,079	245	9/26/2014	2006
Clinton Township, MI	4,275	2,399	2,977	—	5,376	173	11/26/2014	2000
Delavan, WI	3,728	245	4,022	—	4,267	232	9/26/2014	2006
Edmond, OK	(f)	889	3,206	—	4,095	192	8/8/2014	2007
Greenville, OH	(f)	953	3,164	—	4,117	162	12/15/2014	2006
Harrison, AR	4,825	353	5,184	—	5,537	315	11/26/2014	2005

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2016	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c)	(d) (e)	Acquired	Constructed
Walgreens (continued):
Houma, LA	$4,022	$1,343	$3,100	$—	$4,443	$179	9/26/2014	2007
Indianapolis, IN	4,675	1,238	4,734	—	5,972	289	11/26/2014	1999
Kilgore, TX	(f)	588	5,074	—	5,662	327	6/27/2014	2007
Kokomo, IN	3,173	204	3,408	—	3,612	196	9/26/2014	2006
Lees Summit, MO	4,250	1,008	4,270	—	5,278	259	11/26/2014	1997
Lubbock, TX	4,125	845	3,598	—	4,443	208	9/26/2014	2006
Richmond, IN	4,406	138	4,923	—	5,061	283	9/26/2014	2006
Salisbury, NC	3,776	920	3,246	—	4,166	186	9/26/2014	2006
San Antonio, TX	7,536	2,051	6,379	—	8,430	366	9/26/2014	2005
Siloam Springs, AR	3,900	933	4,146	—	5,079	251	11/26/2014	2007
Slidell, LA	3,075	1,557	2,714	—	4,271	160	11/26/2014	1996
Sulphur, LA	3,554	1,019	2,875	—	3,894	166	9/26/2014	2006
Whiteville, NC	3,936	888	3,453	—	4,341	199	9/26/2014	2007
West Marine:
Chicago, IL	(f)	5,546	5,748	—	11,294	204	8/28/2015	2015
Winn-Dixie:
Amite, LA	(f)	286	2,297	—	2,583	200	9/30/2014	1994
	$135,350	$114,241	$335,981	$334	$450,556	$19,295
_____________________________________
(a) As of December 31, 2016, the Company owned 108 retail properties and eight anchored shopping centers.
(b) The aggregate cost for federal income tax purposes was $514.2 million.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$424,404	$346,353	$—
Additions:
Acquisitions	25,852	78,051	346,318
Improvements	300	—	35
Total additions	26,152	78,051	346,353
Balance, end of period	$450,556	$424,404	$346,353
(d) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$10,058	$1,563	$—
Additions
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	9,208	8,493	1,563
Improvements - Depreciation expense for tenant improvements and building equipment	29	2	—
Total additions	9,237	8,495	1,563
Balance, end of period	$19,295	$10,058	$1,563

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(e) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(f) Property is included in the Credit Facility’s borrowing base. As of December 31, 2016, the Company had $120.0 million outstanding under the Credit Facility.