Form 10-Q
period 2017-03-31
Cole Credit Property Trust V, Inc.
filed 2017-05-12
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were approximately 13.5 million shares of Class A common stock, par value $0.01 per share, and 667,000 shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$116,368	$114,241
Buildings and improvements	347,795	336,315
Intangible lease assets	54,734	53,463
Total real estate investments, at cost	518,897	504,019
Less: accumulated depreciation and amortization	(33,529)	(29,929)
Total real estate investments, net	485,368	474,090
Cash and cash equivalents	8,524	19,161
Restricted cash	345	94
Derivative asset, property escrow deposits, prepaid expenses and other assets	843	694
Rents and tenant receivables, net	5,049	4,875
Deferred costs, net	447	296
Total assets	$500,576	$499,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$234,185	$253,918
Accounts payable and accrued expenses	2,757	2,105
Due to affiliates	1,325	1,342
Intangible lease liabilities, net	3,574	3,708
Distributions payable	1,794	1,663
Deferred rental income, derivative liability and other liabilities	1,887	1,872
Total liabilities	245,522	264,608
Commitments and contingencies
Redeemable common stock	12,972	11,250
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 13,178,833 and 12,327,579 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	131	123
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 549,496 and 321,223 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	6	3
Capital in excess of par value	295,990	272,603
Accumulated distributions in excess of earnings	(54,160)	(48,981)
Accumulated other comprehensive income (loss)	115	(396)
Total stockholders’ equity	242,082	223,352
Total liabilities, redeemable common stock and stockholders’ equity	$500,576	$499,210
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$9,008	$8,652
Tenant reimbursement income	975	1,115
Total revenues	9,983	9,767
Operating expenses:
General and administrative	1,162	1,020
Property operating	460	468
Real estate tax	723	831
Advisory fees and expenses	1,263	1,119
Acquisition-related fees and expenses	470	1,250
Depreciation and amortization	3,403	3,296
Total operating expenses	7,481	7,984
Operating income	2,502	1,783
Other income (expense):
Interest expense and other, net	(2,604)	(3,098)
Net loss	$(102)	$(1,315)

Class A Common Stock:
Net loss	$(74)	$(1,315)
Basic and diluted weighted average number of common shares outstanding	12,702,418	9,788,425
Basic and diluted net loss per common share	$(0.01)	$(0.13)
Distributions declared per common share	$0.39	$0.39

Class T Common Stock:
Net loss	$(28)	$—
Basic and diluted weighted average number of common shares outstanding	429,847	—
Basic and diluted net loss per common share	$(0.06)	$—
Distributions declared per common share	$0.39	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(102)	$(1,315)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	243	(2,368)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	268	387
Total other comprehensive income (loss)	511	(1,981)
Total comprehensive income (loss)	$409	$(3,296)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,327,579	$123	321,223	$3	$272,603	$(48,981)	$(396)	$223,352
Issuance of common stock	880,819	8	228,273	3	28,587	—	—	28,598
Distributions to investors	—	—	—	—	—	(5,077)	—	(5,077)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(2,212)	—	—	(2,212)
Other offering costs	—	—	—	—	(345)	—	—	(345)
Distribution and stockholder servicing fees	—	—	—	—	(229)	—	—	(229)
Redemptions of common stock	(29,565)	—	—	—	(692)	—	—	(692)
Changes in redeemable common stock	—	—	—	—	(1,722)	—	—	(1,722)
Comprehensive income	—	—	—	—	—	(102)	511	409
Balance, March 31, 2017	13,178,833	$131	549,496	$6	$295,990	$(54,160)	$115	$242,082
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(102)	$(1,315)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, net	3,467	3,361
Straight-line rental income	(249)	(270)
Amortization of deferred financing costs	349	288
Amortization of fair value adjustments of notes payable assumed	—	(99)
Gain on extinguishment of debt	(108)	—
Changes in assets and liabilities:
Rents and tenant receivables	75	327
Prepaid expenses and other assets	(60)	74
Accounts payable and accrued expenses	652	543
Deferred rental income and other liabilities	453	(705)
Due to affiliates	(220)	334
Due from affiliates	—	(8)
Net cash provided by operating activities	4,257	2,530
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(14,879)	(27,638)
Payment of property escrow deposit	(375)	—
Refund of property escrow deposits	359	—
Change in restricted cash	(251)	(402)
Net cash used in investing activities	(15,146)	(28,040)
Cash flows from financing activities:
Proceeds from issuance of common stock	26,184	26,100
Redemptions of common stock	(692)	(1,453)
Offering costs on issuance of common stock	(2,557)	(2,732)
Distribution and stockholder servicing fees paid	(26)	—
Proceeds from credit facility and notes payable	27,000	52,100
Repayments of credit facility and notes payable	(46,750)	(25,000)
Repayment of line of credit with affiliate	—	(20,000)
Distributions to investors	(2,532)	(1,756)
Change in escrowed investor proceeds	—	151
Deferred financing costs paid	(375)	(264)
Net cash provided by financing activities	252	27,146
Net (decrease) increase in cash and cash equivalents	(10,637)	1,636
Cash and cash equivalents, beginning of period	19,161	10,110
Cash and cash equivalents, end of period	$8,524	$11,746
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$1,794	$1,357
Accrued distribution and stockholder servicing fees	$509	$—
Common stock issued through distribution reinvestment plan	$2,414	$1,939
Change in fair value of interest rate swaps	$511	$(1,981)
Supplemental cash flow disclosures:
Interest paid	$2,482	$2,833
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
March 31, 2017
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation, incorporated on December 12, 2012, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC (“CR V Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CR V Advisors, the Company’s dealer manager for the Offering (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
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
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the Company’s Articles of Amendment and Restatement (collectively, the Articles of Amendment and Restatement, the Articles of Amendment and the Articles Supplementary are referred to herein as the “Charter”). All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Charter, that are payable in connection with the Class T Shares. In addition, the Charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
On March 29, 2016, the Company’s board of directors (the “Board”) adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP” and collectively with the Original DRIP, the “DRIP”) in connection with the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price of shares in the primary portion of the Offering to be $26.37 per share (representing the $24.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of shares pursuant to the Original DRIP to be

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

$24.00 per share (the estimated per share NAV). The Company’s estimated per share NAV as of February 29, 2016 was not audited or reviewed by its independent registered public accounting firm. In connection with Post-Effective Amendment No.3 to the Company’s Registration Statement, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Offering, in Class T Shares at a price of $25.26 per share in the primary portion of the Offering (representing the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Offering. The Company also began offering Class T Shares pursuant to the DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the DRIP at a price of $24.00 per share. The Company reserves the right to reallocate the shares being offered in the Offering among the classes of shares and between the primary offering and the DRIP.
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
In determining the estimated per share NAVs as of February 29, 2016 and December 31, 2016, the Board considered information and analysis, including valuation materials that were provided by a third-party valuation expert, information provided by CR V Advisors, and the estimated per share NAV recommendation made by the valuation committee of the Board, which committee is comprised entirely of independent directors. The Company’s estimated per share NAV is not audited or reviewed by its independent registered public accounting firm.
As of March 31, 2017, the Company had issued approximately 14.0 million shares of common stock in the Offering for gross offering proceeds of $350.2 million ($336.3 million in Class A Shares and $13.9 million in Class T Shares) before organization and offering costs, selling commissions, and dealer manager fees of $34.6 million. In addition, as of March 31, 2017, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $42,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $509,000.
The Company intends to use substantially all of the net proceeds from the Offering to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of necessity retail properties located throughout the United States. The retail properties primarily will be single tenant properties and anchored shopping centers anchored by large, creditworthy national, regional or local retailers. The Company expects that the retail properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of March 31, 2017, the Company owned 118 properties, comprising 2.6 million rentable square feet of commercial space located in 31 states. As of March 31, 2017, the rentable square feet at these properties was 98.7% leased, including month-to-month agreements, if any.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274), the Company intends to commence a follow-on offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the offering and an additional $300.0 million in shares of common stock pursuant to the DRIP. The Registration Statement on Form S-11 for the proposed follow-on offering was filed with the SEC on December 22, 2016 and has not yet been declared effective by the SEC. No assurance can be given regarding when, or if, the Registration Statement on Form S-11 for the Company’s follow-on offering will be declared effective by the SEC.
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
March 31, 2017

the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated unaudited financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, excluding acquisition-related fees and expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All acquisition-related fees and expenses, repairs and maintenance are expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2017 or December 31, 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

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
Restricted Cash and Escrows
The Company had $345,000 and $94,000 in restricted cash as of March 31, 2017 and December 31, 2016, respectively. Included in restricted cash was $95,000 and $94,000 held by lenders in lockbox accounts as of March 31, 2017 and December 31, 2016, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Also included in restricted cash was $250,000 in lender cash management accounts as of March 31, 2017 and December 31, 2016.
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
The Company continually reviews receivables related to rent, including any unbilled straight-line rent, and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2017, the Company did not have an allowance for uncollectible accounts. As of December 31, 2016, the Company had an allowance for uncollectible accounts of $1,000.
Earnings (Loss) Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2017 or 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated unaudited financial statements:
Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”) — The requirements were amended to remove inconsistencies in revenue requirements and to provide a more complete framework for addressing revenue issues across a broad range of industries and transaction types. The revised standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised standard also clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract to a customer. These provisions are effective January 1, 2018, and are to be applied retrospectively, with early adoption permitted for periods beginning after December 15, 2016 and interim periods thereafter. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams and is performing an in-depth review of the Company’s revenue contracts to identify the related performance obligations and to evaluate the impact on the Company’s consolidated financial statements and internal accounting processes and controls. As the majority of the Company’s revenue is derived from real estate lease contracts, as discussed in relation to ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications issued by the Financial Accounting Standards Board (the “FASB”) will have a material impact on its consolidated financial statements.
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
ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) — The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. These provisions are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company plans to adopt ASU 2016-05 prospectively and will consider it for any future novations.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within. Early adoption is permitted and is required to be applied prospectively to any transactions occurring within the period of adoption. Upon adoption, the Company expects that most future acquisitions (or disposals) will qualify as asset acquisitions (or disposals) and certain future acquisition-related expenses associated with these asset acquisitions will be capitalized.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities must derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Subtopic 606. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
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
March 31, 2017

Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2017, the estimated fair value of the Company’s debt was $238.2 million, compared to the carrying value of $235.6 million. The estimated fair value of the Company’s debt was $256.4 million as of December 31, 2016, compared to the carrying value of $255.4 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$311	—	$311	—
Financial liability:
Interest rate swap	$(196)	$—	$(196)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$238	—	$238	—
Financial liability:
Interest rate swap	$(634)	$—	$(634)	$—

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company acquired two commercial properties for an aggregate purchase price of $14.9 million (the “2017 Acquisitions”). The Company funded the 2017 Acquisitions with net proceeds from the Offering and available borrowings. The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as the Company finalizes the allocation, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired.
The following table summarizes the preliminary purchase price allocation for acquisitions purchased during the three months ended March 31, 2017 (in thousands):

2017 Acquisitions
Land	$2,127
Buildings and improvements	11,481
Acquired in-place leases (1)	1,271
Total purchase price	$14,879
______________________

(1)	The weighted average amortization period for acquired in-place leases is 14.9 years for the 2017 Acquisitions.
During the three months ended March 31, 2017, the Company recorded revenue of $82,000 and a net loss of $370,000 related to the 2017 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Pro forma basis:
Revenue	$10,180	$10,046
Net income (loss)	$348	$(1,642)
The pro forma information for the three months ended March 31, 2017 was adjusted to exclude $407,000 of acquisition-related fees and expenses recorded during the period related to the 2017 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2016 Property Acquisitions
During the three months ended March 31, 2016, the Company acquired four commercial properties for an aggregate purchase price of $27.6 million (the “2016 Acquisitions”). The Company funded the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for acquisitions purchased during the three months ended March 31, 2016 (in thousands):

2016 Acquisitions
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases (1)	1,762
Total purchase price	$27,614
______________________

(1)	The weighted average amortization period for acquired in-place leases is 11.8 years for the 2016 Acquisitions.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

During the three months ended March 31, 2016, the Company recorded revenue of $194,000 and a net loss of $1.1 million, which includes acquisition-related fees and expenses of $1.2 million, related to the 2016 Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2016 Acquisitions were completed on January 1, 2015 for each period presented below. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Pro forma basis:
Revenue	$10,060	$8,558
Net loss	$(93)	$(2,423)
The pro forma information for the three months ended March 31, 2016 was adjusted to exclude $1.2 million of acquisition-related fees and expenses recorded during the period related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2017, the Company did not enter into any interest rate swap agreements. As of March 31, 2017, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets and (Liabilities) as of
		March 31, 2017				March 31, 2017	December 31, 2016
Interest Rate Swap	Derivative asset, property escrow deposits, prepaid expenses and other assets	$21,100	3.49%	1/15/2016	2/1/2021	$311	238
Interest Rate Swap	Deferred rental income, derivative liability and other liabilities	$120,000	4.02%	12/31/2015	4/25/2019	$(196)	$(634)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2017 and 2016, the amounts reclassified were $268,000 and $387,000, respectively. During the next 12 months, the Company estimates that an additional $430,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three months ended March 31, 2017 and 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of March 31, 2017, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $199,000. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2017.
NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2017, the Company had $234.2 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 3.2 years and a weighted average interest rate of 3.9%.
The following table summarizes the debt balances as of March 31, 2017 and December 31, 2016, and the debt activity for the three months ended March 31, 2017 (in thousands):

		During the Three Months Ended March 31, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments and Extinguishments	Accretion and (Amortization)	Balance as of March 31, 2017
Credit facility	$120,000	$27,000	$(4,000)	$—	$143,000
Fixed rate debt	135,350	—	(42,750)	—	92,600
Total debt	255,350	27,000	(46,750)	—	235,600
Net premiums (2)	108	—	(108)	—	—
Deferred costs (3)	(1,540)	—	—	125	(1,415)
Total debt, net	$253,918	$27,000	$(46,858)	$125	$234,185
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
As of March 31, 2017, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.49% to 4.45% per annum. The debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $208.8 million as of March 31, 2017. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has a modified credit agreement (the “Modified Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Modified Credit Agreement reduced the revolving loans (the “Revolving Loans”) under the original credit agreement from $300.0 million to $180.0 million, and added a term loan (the “Term Loan,” and together with the Revolving Loan, the “Credit Facility”) in the amount of $120.0 million for a total capacity of $300.0 million under the Credit Facility. The Term Loan matures on April 25, 2019. The Revolving Loans were set to mature on April 25, 2017; however, during the three months ended March 31, 2017, the Company elected to extend the maturity date of the Revolving Loans to April 25, 2018. With respect to the Company’s $23.0 million of debt maturing in April 2018, the Company expects to refinance the debt or enter into new financing arrangements in order to meet its debt obligations.
Depending upon total asset value, the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%; or (ii) a base rate ranging from 0.90% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Modified Credit Agreement); (b) the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

Federal Funds Effective Rate (as defined in the Modified Credit Agreement) plus 0.50%; or (c) the one-month LIBOR plus 1.0% multiplied by the statutory reserve rate. As of March 31, 2017, the Revolving Loans outstanding totaled $23.0 million at an interest rate of 3.23%, and the Term Loan outstanding totaled $120.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of March 31, 2017, the all-in rate for the Swapped Term Loan was 4.02%. The Company had $143.0 million of debt outstanding under the Credit Facility as of March 31, 2017 at a weighted average interest rate of 3.89% and $157.0 million in unused capacity, subject to borrowing availability.
The Modified Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Modified Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $150.0 million plus 75% of the equity interests issued by the Company, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75 and a secured debt ratio equal to or less than 40%. The Company believes it was in compliance with the financial covenants of the Modified Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of March 31, 2017.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of March 31, 2017, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for a purchase price of $15.2 million, exclusive of closing costs. As of March 31, 2017, the Company had a $300,000 property escrow deposit held by an escrow agent in connection with this future property acquisition. This deposit is included in the accompanying condensed consolidated unaudited balance sheets in derivative asset, property escrow deposits, prepaid expenses and other assets and could be forfeited under certain circumstances. As of March 31, 2017, the escrow deposit had not been forfeited.
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
March 31, 2017

sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2017, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated unaudited financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offering, these excess amounts may become payable.
Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCC a distribution and stockholder servicing fee for Class T Shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. Pursuant to an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”), beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. The maximum amount of distribution and stockholder servicing fees payable did not change pursuant to the provisions of the Amended Dealer Manager Agreement. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares in the Offering, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the Offering (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, however, that acquisition expenses are not included in the contract purchase price of the property. Additionally, CR V Advisors or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price.
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Advisors, the Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average invested assets, which, effective January 1, 2017, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2016, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2016, is based on the purchase price. The

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average invested assets that are between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average invested assets that are between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average invested assets that are over $4.0 billion.
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
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2017 and 2016, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2017 and 2016, no subordinated performance fees were incurred related to any such events.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
March 31, 2017

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2017		2016
Selling commissions	$1,456		$1,621
Dealer manager fees	$527		$526
Other organization and offering expenses	$574		$565
Distribution and stockholder servicing fees	$26	(1)	$—
Acquisition fees and expenses	$373		$690
Advisory fees and expenses	$1,263		$1,119
Operating expenses	$566		$524
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $509,000, which is included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to Affiliates
As of March 31, 2017 and December 31, 2016, $1.3 million was recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates. The amount is primarily for advisory and operating expenses and distribution and stockholder servicing fees payable to CCC. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets for such periods.
Transactions
The Company incurred $111,000 of interest expense related to a subordinated loan with an affiliate of the Company’s advisor (the “Series C Loan”) during the three months ended March 31, 2016. In addition, during the three months ended March 31, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Accordingly, the Company did not incur any interest expense related to the Series C Loan during the three months ended March 31, 2017.
NOTE 9 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CR V Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon CR V Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 10 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2017:
Redemption of Shares of Common Stock
Subsequent to March 31, 2017, the Company redeemed approximately 66,300 shares for $1.6 million at an average per share price of $23.57 pursuant to the Company’s share redemption program.
Investment in Real Estate Assets
Subsequent to March 31, 2017, the Company acquired eight properties for a purchase price of $30.4 million. The acquisitions were funded with net proceeds from the Offering and available borrowings. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Investments in these condensed consolidated unaudited financial statements for these properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated unaudited financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust V, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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

•
Our sponsor may be unable to fully reestablish the financial network which previously supported Cole Capital sponsored REITs and/or regain the prior level of transaction and capital raising volume achieved by the Cole REITs.

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs). Double-net leases typically require that the tenant pay all operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance), but excludes some or all major repairs (e.g., roof, structure and parking lot). Accordingly, the owner receives the rent “net” of these expenses, rendering the cash flow associated with the lease predictable for the term of the lease. Under a net lease, the tenant generally agrees to lease the property for a significant term and agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 90% and 89% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. As 98.7% of our rentable square feet was under lease as of March 31, 2017 (including any month-to-month agreements) with a weighted average remaining lease term of 10.7 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired two properties for an aggregate purchase price of $14.9 million.

•
Issued approximately 1.1 million shares of common stock in the Offering for proceeds of $28.6 million ($22.8 million in Class A Shares and $5.8 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.6 million.

•	Total debt decreased by $19.8 million, from $255.4 million to $235.6 million.
Portfolio Information
As of March 31, 2017, we owned 118 properties, comprising 2.6 million rentable square feet of commercial space located in 31 states, which were 98.7% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.7 years. As of March 31, 2017, two of our tenants, Walgreens and United Oil, accounted for 18% and 10%, respectively, of our 2017 annualized rental income. As of March 31, 2017, we also had certain geographic concentrations in our property holdings. In particular, as of March 31, 2017, 10 of our properties were located in Indiana and eight were located in Texas, each of which accounted for 11% of our 2017 annualized rental income, and 13 properties were located in California, which accounted for 10% of our 2017 annualized rental income. In addition, we had tenants in the pharmacy, discount store, sporting goods and gas and convenience industries, which accounted for 19%, 15%, 10% and 10%, respectively, of our 2017 annualized rental income. The following table shows the property statistics of our real estate assets as of March 31, 2017 and 2016:

	March 31,
	2017	2016
Number of commercial properties	118	116
Rentable square feet (in thousands) (1)	2,576	2,529
Percentage of rentable square feet leased	98.7%	99.5%
Percentage of investment-grade tenants (2)	40.6%	42.2%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table summarizes our real estate investment activity during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Commercial properties acquired	2	4
Purchase price of acquired properties (in thousands)	$14,879	$27,614
Rentable square feet (in thousands) (1)	44	237
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		2017 vs 2016 Increase (Decrease)
	2017	2016
Total revenues	$9,983	$9,767	$216
General and administrative expenses	$1,162	$1,020	$142
Property operating expenses	$460	$468	$(8)
Real estate tax expenses	$723	$831	$(108)
Advisory fees and expenses	$1,263	$1,119	$144
Acquisition-related fees and expenses	$470	$1,250	$(780)
Depreciation and amortization	$3,403	$3,296	$107
Operating income	$2,502	$1,783	$719
Interest expense and other, net	$2,604	$3,098	$(494)
Net loss	$(102)	$(1,315)	$1,213
Revenue
Our revenue consists primarily of rental and other property income from net leased commercial properties. We also pay certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $216,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition and management of two additional income-producing properties subsequent to March 31, 2016, as well as recognizing a full three months of revenue on four properties acquired during the three months ended March 31, 2016. Rental income accounted for 90% and 89% of our total revenue for the three months ended March 31, 2017 and 2016, respectively. We also paid certain operating expenses subject to reimbursement by our tenants, which resulted in $1.0 million of tenant reimbursement income during the three months ended March 31, 2017, compared to $1.1 million during the same period in 2016.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, unused credit facility fees and accounting fees.
The increase in general and administrative expenses of $142,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to increased operating expense reimbursements to our advisor, combined with an increase in unused credit facility fees and escrow and trustee fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for reimbursable property operating expenses in accordance with the respective lease agreements.
The decrease in property operating expenses of $8,000 during the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to decreased repairs and maintenance costs during the three months ended March 31, 2017, partially offset by increased property operating expenses resulting from the acquisition of two additional properties subsequent to March 31, 2016, as well as recognizing a full three months of expenses on four properties acquired during the three months ended March 31, 2016.
Real Estate Tax Expense
The decrease in real estate tax expense of $108,000 during the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to increased tax assessments on certain properties during the three months ended March 31, 2016.
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
The increase in advisory fees and expenses of $144,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $548.9 million for the three months ended March 31, 2017, compared to $495.9 million for the three months ended March 31, 2016.
Acquisition-Related Fees and Expenses
Acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate. In addition, we reimburse CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, however, that acquisition expenses are not included in the contract purchase price of the property.
The decrease in acquisition-related fees and expenses of $780,000 during the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to the acquisition of two commercial properties for an aggregate purchase price of $14.9 million during the three months ended March 31, 2017, compared to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the three months ended March 31, 2016.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $107,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of two additional properties subsequent to March 31, 2016, as well as recognizing a full three months of depreciation and amortization on four properties acquired during the three months ended March 31, 2016.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $494,000 during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to a decrease in the average aggregate amount of debt outstanding to $245.5 million during the three months ended March 31, 2017, from $292.8 million during the three months ended March 31, 2016.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 112 same store properties for the three months ended March 31, 2017 increased $28,000, as compared to the same period in 2016. The same store properties were 98.6% occupied as of March 31, 2017, as compared to 99.4% occupied as of March 31, 2016. The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
Contract rental revenue		2017	2016	$ Change	% Change
“Same store” properties	112	$8,302	$8,274	$28	0.3%
“Non-same store” properties	6	522	173	349	202%
Total contract rental revenue	118	8,824	8,447	377	4%

Straight-line rental income		248	270	(22)	(8)%
Amortization(1)		(64)	(65)	1	2%
Rental income – as reported		$9,008	$8,652	$356	4%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on September 30, 2017. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on September 30, 2017, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of March 31, 2017, we had distributions payable of $1.8 million.
During the three months ended March 31, 2017 and 2016, we paid distributions of $4.9 million and $3.7 million, respectively, including $2.4 million and $1.9 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $4.3 million and $2.5 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $470,000 and $1.3 million, respectively. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2017 and 2016 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $470,000 and $1.3 million, respectively. Our distributions for the three months ended March 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $4.3 million, or 86%, and proceeds from the Offering of $689,000, or 14%, including proceeds from prior periods. Our distributions for the three months ended March 31, 2016, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $2.5 million, or 68%, and proceeds from the Offering of $1.2 million, or 32%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. During the three months ended March 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 66,300 shares, all of which were redeemed subsequent to March 31, 2017 for $1.6 million at an average redemption price of $23.57 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offering and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of March 31, 2017, we had raised $350.2 million of gross proceeds from the Offering ($336.3 million in Class A Shares and $13.9 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $34.6 million.

Our Credit Facility with JPMorgan Chase Bank, N.A., as administrative agent provides for borrowings of up to $300.0 million, which includes a $120.0 million unsecured Term Loan and up to $180.0 million in unsecured Revolving Loans. As of March 31, 2017, we had $157.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2017, we also had cash and cash equivalents of $8.5 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings, including principal repayments of $23.0 million due April 2018. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. With respect to our debt maturing in April 2018, we expect to refinance the debt or enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
All organization and offering expenses (excluding selling commissions, dealer manager fees and the distribution and stockholder servicing fees) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2017, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated unaudited financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Offering. As we raise additional proceeds from the Offering, these excess amounts may become payable.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offering, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of March 31, 2017, we had $235.6 million of debt outstanding with a weighted average interest rate of 3.9%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$143,000	$—	$143,000	$—	$—
Interest payments – credit facility (2)	10,757	5,567	5,190	—	—
Principal payments – fixed rate debt (3)	92,600	—	97	68,409	24,094
Interest payments – fixed rate debt (4)	19,759	3,750	7,510	5,653	2,846
Total	$266,116	$9,317	$155,797	$74,062	$26,940
______________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
We executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum through the maturity date of the loan. As of March 31, 2017, the interest rate was 4.0%. Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of March 31, 2017, of 3.2%.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of March 31, 2017, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of the Board (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through March 31, 2017 is based on the purchase price. As of March 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 45.8% and our ratio of debt to the fair market value of our gross assets was 42.1%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of March 31, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 44.2%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of March 31, 2017 (in thousands):

Balance as of March 31, 2017
Credit facility and notes payable, net	$234,185
Deferred costs and net premiums	1,415
Less: Cash and cash equivalents	(8,524)
Net debt	$227,076

Gross real estate assets, net (1)	$514,066
Net debt leverage ratio	44.2%
______________________
(1) Net of gross intangible lease liabilities.
As of March 31, 2017, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for a purchase price of $15.2 million, exclusive of closing costs. As of March 31, 2017, we had $300,000 of property escrow deposits held by escrow agents in connection with this future property acquisition. This deposit is included in the accompanying condensed consolidated unaudited balance sheets in derivative asset, property escrow deposits, prepaid expenses and other assets and could be forfeited under certain circumstances. As of March 31, 2017, the escrow deposit had not been forfeited.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $1.8 million to $4.3 million for the three months ended March 31, 2017, compared to $2.5 million for the three months ended March 31, 2016. The change was primarily due to an increase in depreciation and amortization expenses related to real estate assets and deferred financing costs totaling $266,000, a decrease in the net loss of $1.2 million, and a net increase in working capital accounts of $335,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $12.9 million to $15.1 million for the three months ended March 31, 2017, compared to $28.0 million for the three months ended March 31, 2016. The decrease resulted primarily from the purchase of two properties for an aggregate purchase price of $14.9 million during the three months ended March 31, 2017, compared to the purchase of four properties for an aggregate purchase price of $27.6 million during the three months ended March 31, 2016.
Financing Activities. Net cash provided by financing activities decreased $26.9 million to $252,000 for the three months ended March 31, 2017, compared to $27.1 million for the three months ended March 31, 2016. The change was primarily due to a decrease in net proceeds from our Credit Facility, notes payable and line of credit with affiliates of $26.9 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2016 and related notes thereto.
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
Conflicts of Interest
Affiliates of CR V Advisors act as an advisor to, and our chief executive officer and our chief financial officer act as executive officers and/or a director of, Cole Credit Property Trust IV, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Office & Industrial REIT (CCIT III), Inc., and/or other real estate offerings in registration, all of which are or intend to be public, non-traded REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there are conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR V Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
As of March 31, 2017, we had an aggregate balance of $23.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $115,000 per annum.
As of March 31, 2017, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021 with an aggregate notional amount of $141.1 million and an aggregate fair value of $115,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2017, an increase of 50 basis points in interest rates would result in a derivative asset of $1.7 million, representing a $1.5 million net change to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $1.4 million, representing a $1.6 million net change to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of March 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of securities in the Offering or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offering or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the three months ended March 31, 2017, we paid distributions of $4.9 million, including $2.4 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2017 was $4.3 million and reflected a reduction for real estate acquisition-related expenses incurred of $470,000 in accordance with GAAP. We treat our real estate acquisition-related expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2017 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities of $470,000. Our distributions paid for the three months ended March 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $4.3 million, or 86%, and proceeds from the Offering of $689,000, or 14%, including proceeds from prior periods.
During the year ended December 31, 2016, we paid distributions of $17.0 million, including $8.6 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2016 was $11.4 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $1.3 million, in accordance with GAAP. We treat our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2016 are considered a source of our distributions to the extent that real estate acquisition-related fees and expenses have reduced net cash flows provided by operating activities. As such, the distributions for the year ended December 31, 2016 were covered by net cash provided by operating activities of $11.4 million, or 67%, and proceeds from the issuance of common stock of $5.6 million, or 33%, including proceeds from prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2017, we had issued approximately 14.0 million shares of our common stock in the Offering for gross offering proceeds of $350.2 million ($336.3 million in Class A Shares and $13.9 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $34.6 million, out of which we paid $27.5 million in selling commissions and dealer manager fees and $7.1 million in organization and offering costs payable to CR V Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. Pursuant to the Amended Dealer Manager Agreement, beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $514.1 million in real estate and related assets and incurred acquisition-related expenses of $16.7 million, including costs of $12.9 million in acquisition fees and expense reimbursements to CR V Advisors. As of May 9, 2017, we have sold approximately 14.5 million shares of our common stock in the Offering for gross offering proceeds of $362.7 million ($345.9 million in Class A Shares and $16.8 million in Class T Shares).
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
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
February 1, 2017 – February 28, 2017
	Class A Shares	29,565	$23.42	29,565	(1)
	Class T Shares	—	$—	—	(1)
March 1, 2017 – March 31, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		29,565		29,565	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
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
(Principal Financial Officer)
Date: May 12, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 20 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 14, 2017).

4.2
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 20 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 14, 2017).

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