Form 10-Q
period 2017-06-30
Cole Credit Property Trust V, Inc.
filed 2017-08-11
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017, there were approximately 13.9 million shares of Class A common stock, par value $0.01 per share, and 968,000 shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$124,345	$114,241
Buildings and improvements	369,818	336,315
Intangible lease assets	67,428	53,463
Total real estate investments, at cost	561,591	504,019
Less: accumulated depreciation and amortization	(37,461)	(29,929)
Total real estate investments, net	524,130	474,090
Cash and cash equivalents	2,958	19,161
Restricted cash	346	94
Derivative asset, prepaid expenses and other assets	356	694
Rents and tenant receivables, net	5,114	4,875
Deferred costs, net	343	296
Total assets	$533,247	$499,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$250,310	$253,918
Accounts payable and accrued expenses	2,907	2,105
Due to affiliates	1,163	1,342
Intangible lease liabilities, net	4,283	3,708
Distributions payable	1,864	1,663
Deferred rental income, derivative liability and other liabilities	1,766	1,872
Total liabilities	262,293	264,608
Commitments and contingencies
Redeemable common stock	14,075	11,250
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 13,804,085 and 12,327,579 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	138	123
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 831,348 and 321,223 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	8	3
Capital in excess of par value	315,894	272,603
Accumulated distributions in excess of earnings	(59,251)	(48,981)
Accumulated other comprehensive income (loss)	90	(396)
Total stockholders’ equity	256,879	223,352
Total liabilities, redeemable common stock and stockholders’ equity	$533,247	$499,210
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$9,711	$8,978	$18,719	$17,630
Tenant reimbursement income	1,137	1,467	2,112	2,582
Total revenues	10,848	10,445	20,831	20,212
Operating expenses:
General and administrative	1,065	1,121	2,227	2,141
Property operating	609	480	1,069	948
Real estate tax	882	1,140	1,605	1,971
Advisory fees and expenses	1,313	1,258	2,576	2,377
Acquisition-related	22	24	492	1,274
Depreciation and amortization	3,747	3,405	7,150	6,701
Total operating expenses	7,638	7,428	15,119	15,412
Operating income	3,210	3,017	5,712	4,800
Other income (expense):
Interest expense and other, net	(2,760)	(3,056)	(5,364)	(6,154)
Net income (loss)	$450	$(39)	$348	$(1,354)

Class A Common Stock:
Net income (loss)	$467	$(39)	$440	$(1,353)
Basic and diluted weighted average number of common shares outstanding	13,525,744	10,825,635	13,116,355	10,307,030
Basic and diluted net income (loss) per common share	$0.03	$(0.00)	$0.03	$(0.13)
Distributions declared per common share	$0.39	$0.39	$0.78	$0.78

Class T Common Stock:
Net loss	$(17)	$—	$(92)	$(1)
Basic and diluted weighted average number of common shares outstanding	692,712	7,219	621,499	3,609
Basic and diluted net loss per common share	$(0.02)	$(0.05)	$(0.15)	$(0.22)
Distributions declared per common share	$0.39	$0.22	$0.78	$0.22
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$450	$(39)	$348	$(1,354)
Other comprehensive income:
Unrealized (loss) gain on interest rate swaps	(214)	(975)	29	(3,343)
Amount of loss reclassified from other comprehensive income into income as interest expense	189	391	457	778
Total other comprehensive (loss) income	(25)	(584)	486	(2,565)
Total comprehensive income (loss)	$425	$(623)	$834	$(3,919)
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,327,579	$123	321,223	$3	$272,603	$(48,981)	$(396)	$223,352
Issuance of common stock	1,572,490	16	510,125	5	53,562	—	—	53,583
Distributions to investors	—	—	—	—	—	(10,618)	—	(10,618)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(3,604)	—	—	(3,604)
Other offering costs	—	—	—	—	(1,076)	—	—	(1,076)
Distribution and stockholder servicing fees	—	—	—	—	(509)	—	—	(509)
Redemptions of common stock	(95,984)	(1)	—	—	(2,257)	—	—	(2,258)
Changes in redeemable common stock	—	—	—	—	(2,825)	—	—	(2,825)
Comprehensive income	—	—	—	—	—	348	486	834
Balance, June 30, 2017	13,804,085	$138	831,348	$8	$315,894	$(59,251)	$90	$256,879
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$348	$(1,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	7,277	6,783
Bad debt expense	137	—
Straight-line rental income	(576)	(556)
Amortization of deferred financing costs	603	580
Amortization of fair value adjustments of notes payable assumed	—	(198)
Gain on extinguishment of debt	(108)	—
Changes in assets and liabilities:
Rents and tenant receivables	200	(110)
Prepaid expenses and other assets	62	216
Accounts payable and accrued expenses	802	955
Deferred rental income and other liabilities	372	(354)
Due to affiliates	(621)	(337)
Net cash provided by operating activities	8,496	5,625
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(56,742)	(27,819)
Payment of property escrow deposit	(1,975)	—
Refund of property escrow deposits	2,259	—
Change in restricted cash	(252)	(71)
Net cash used in investing activities	(56,710)	(27,890)
Cash flows from financing activities:
Proceeds from issuance of common stock	48,500	46,104
Redemptions of common stock	(2,258)	(2,418)
Offering costs on issuance of common stock	(4,680)	(4,767)
Distribution and stockholder servicing fees paid	(67)	—
Proceeds from credit facility and notes payable	57,000	52,100
Repayments of credit facility and notes payable	(60,750)	(44,500)
Repayment of line of credit with affiliate	—	(20,000)
Distributions to investors	(5,334)	(3,770)
Change in escrowed investor proceeds	—	(4)
Deferred financing costs paid	(400)	(270)
Net cash provided by financing activities	32,011	22,475
Net (decrease) increase in cash and cash equivalents	(16,203)	210
Cash and cash equivalents, beginning of period	19,161	10,110
Cash and cash equivalents, end of period	$2,958	$10,320
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$1,864	$1,435
Change in accrued distribution and stockholder servicing fees	$509	$24
Common stock issued through distribution reinvestment plan	$5,083	$4,091
Change in fair value of interest rate swaps	$486	$(2,565)
Supplemental cash flow disclosures:
Interest paid	$4,933	$5,744
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
June 30, 2017
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a Maryland corporation, incorporated on December 12, 2012, that elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company is the sole general partner of and owns, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP, a Delaware limited partnership. The Company is externally managed by Cole REIT Advisors V, LLC (“CR V Advisors”), a Delaware limited liability company and an affiliate of the Company’s sponsor, Cole Capital®, which is a trade name used to refer to a group of affiliated entities directly or indirectly controlled by VEREIT, Inc. (“VEREIT”), a widely-held public company whose shares of common stock are listed on the New York Stock Exchange (NYSE: VER). VEREIT indirectly owns and/or controls the Company’s external advisor, CR V Advisors, the Company’s dealer manager for the Offerings (as defined below), Cole Capital Corporation (“CCC”), the Company’s property manager, CREI Advisors, LLC (“CREI Advisors”), and the Company’s sponsor, Cole Capital.
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
June 30, 2017

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
On March 24, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016, the Company continued to offer Class A Shares in the primary portion of the Offering for $26.37 per share, Class T Shares in the primary portion of the Offering for $25.26 per share and Class A Shares and Class T Shares in the DRIP for $24.00 per share. Additionally, $24.00 per share will continue to serve as the most recent estimated per share NAV for purposes of the share redemption program.
In determining the estimated per share NAVs as of February 29, 2016 and December 31, 2016, the Board considered information and analysis, including valuation materials that were provided by a third-party valuation expert, information provided by CR V Advisors, and the estimated per share NAV recommendation made by the valuation committee of the Board, which committee is comprised entirely of independent directors. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
As of June 30, 2017, the Company had issued approximately 15.0 million shares of common stock in the Offering for gross offering proceeds of $375.2 million ($354.2 million in Class A Shares and $21.0 million in Class T Shares) before organization and offering costs, selling commissions, and dealer manager fees of $36.7 million. In addition, as of June 30, 2017, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offering of $83,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $748,000.
The Company intends to use substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of necessity retail properties located throughout the United States. The retail properties primarily will be single tenant properties and anchored shopping centers anchored by large, creditworthy national, regional or local retailers. The Company expects that the retail properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of June 30, 2017, the Company owned 127 properties, comprising 2.7 million rentable square feet of commercial space located in 33 states. As of June 30, 2017, the rentable square feet at these properties was 98.9% leased, including month-to-month agreements, if any.
On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for a follow-on offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the offering and an additional $300.0 million in shares of common stock pursuant to the second amended and restated distribution reinvestment plan was declared effective by the SEC (the “Follow-on Offering,” and collectively with the Offering, the “Offerings”).
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
June 30, 2017

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
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including acquisition-related fees and certain acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In April 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company’s acquisitions qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01, all acquisition-related fees and expenses were expensed as incurred.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2017 or December 31, 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price, including acquisition-related fees and certain acquisition-related expenses after the adoption of ASU 2017-01, to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
Restricted Cash and Escrows
The Company had $346,000 and $94,000 in restricted cash as of June 30, 2017 and December 31, 2016, respectively. Included in restricted cash was $96,000 and $94,000 held by lenders in lockbox accounts as of June 30, 2017 and December 31, 2016, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Also included in restricted cash was $250,000 in lender cash management accounts as of June 30, 2017 and December 31, 2016.
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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of June 30, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $138,000 and $1,000, respectively.
Earnings (Loss) Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2017 or 2016.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently assessing the adoption methodology. Once ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company, both as lessor and lessee, and its consolidated financial statements.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss) the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt ASU 2016-18 during the fourth quarter of 2017 and apply the standard retrospectively for all periods presented. The Company does not expect it will have a material impact on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
NOTE 3 — FAIR VALUE MEASUREMENTS
GAAP defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. GAAP emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2017, the estimated fair value of the Company’s debt was $254.6 million, compared to the carrying value of $251.6 million. The estimated fair value of the Company’s debt was $256.4 million as of December 31, 2016, compared to the carrying value of $255.4 million.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$247	$—	$247	$—
Financial liability:
Interest rate swap	$(157)	$—	$(157)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$238	$—	$238	$—
Financial liability:
Interest rate swap	$(634)	$—	$(634)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the six months ended June 30, 2017, the Company acquired 11 commercial properties for an aggregate purchase price of $56.7 million (the “2017 Acquisitions”), of which nine were determined to be asset acquisitions and two were accounted for as business combinations as they were acquired prior to the adoption of ASU 2017-01 in April 2017. The Company funded the 2017 Acquisitions with net proceeds from the Offering and available borrowings.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

The following table summarizes the consideration transferred for the properties purchased during the six months ended June 30, 2017 (in thousands):

2017 Acquisitions
Investments in real estate:
Purchase price of asset acquisitions	$41,832
Purchase price of business combinations	14,878
Total purchase price of real estate investments acquired (1)	$56,710
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 15.8 years for acquired in-place leases, 20.0 years for acquired above-market leases and 16.6 years for acquired intangible lease liabilities.

During the six months ended June 30, 2017, the Company acquired nine commercial properties for an aggregate purchase price of $41.8 million, which were accounted for as asset acquisitions (the “2017 Asset Acquisitions”). The aggregate purchase price includes $1.2 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Asset Acquisitions purchased during the six months ended June 30, 2017 (in thousands):

2017 Asset Acquisitions
Land	$7,977
Buildings and improvements	22,010
Acquired in-place leases	11,659
Acquired above-market leases	1,040
Intangible lease liabilities	(854)
Total purchase price	$41,832
During the six months ended June 30, 2017, the Company acquired two commercial properties for an aggregate purchase price of $14.9 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The purchase price allocation for each of the Company’s 2017 Business Combination Acquisitions is preliminary and subject to change as the Company finalizes the allocations, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocations for the 2017 Business Combination Acquisitions purchased during the six months ended June 30, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$2,127
Buildings and improvements	11,480
Acquired in-place leases	1,271
Total purchase price	$14,878
The Company recorded revenue of $285,000 and $367,000, respectively, and net income (loss) of $174,000 and $(195,000), respectively for the three and six months ended June 30, 2017, related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $407,000 of acquisition-related expenses for the six months ended June 30, 2017, which is included in acquisition-related expenses on the condensed consolidated unaudited statements of operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

The following table summarizes selected financial information of the Company as if all of the 2017 Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma basis:
Revenue	$10,850	$10,732	$21,030	$20,778
Net income (loss)	$501	$185	$849	$(1,457)
The pro forma information for the six months ended June 30, 2017 was adjusted to exclude $407,000 of acquisition-related fees and expenses recorded during the period related to the 2017 Business Combination Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the six months ended June 30, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2016 Property Acquisitions
During the six months ended June 30, 2016, the Company acquired four commercial properties for an aggregate purchase price of $27.6 million (the “2016 Acquisitions”). The 2016 Acquisitions were accounted for as business combinations. The Company funded the 2016 Acquisitions with net proceeds from the Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocations for the 2016 Acquisitions (in thousands):

2016 Acquisitions
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases (1)	1,762
Total purchase price	$27,614
______________________

(1)	The weighted average amortization period for acquired in-place leases is 11.7 years for the 2016 Acquisitions.
During the three and six months ended June 30, 2016, the Company recorded revenue of $511,000 and $705,000, respectively, and net income (loss) of $233,000 and $(912,000), respectively, which includes acquisition-related fees and expenses of $5,000 and $1.2 million, respectively, related to the 2016 Acquisitions.
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
The pro forma information for the three and six months ended June 30, 2016 was adjusted to exclude $5,000 and $1.2 million, respectively, of acquisition-related fees and expenses recorded during the period related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the three and six months ended June 30, 2015. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

NOTE 5 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2017, the Company did not enter into any interest rate swap agreements. As of June 30, 2017, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets and (Liabilities) as of
		June 30, 2017				June 30, 2017	December 31, 2016
Interest Rate Swap	Derivative asset, prepaid expenses and other assets	$21,100	3.49%	1/15/2016	2/1/2021	$247	238
Interest Rate Swap	Deferred rental income, derivative liability and other liabilities	$120,000	4.02%	12/31/2015	4/25/2019	$(157)	$(634)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2017, the amounts reclassified were $189,000 and $457,000, respectively. For the three and six months ended June 30, 2016, the amounts reclassified were $391,000 and $778,000, respectively. During the next 12 months, the Company estimates that an additional $246,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three and six months ended June 30, 2017 and 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of June 30, 2017, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $159,000. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2017.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

NOTE 6 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2017, the Company had $250.3 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 2.8 years and a weighted average interest rate of 3.9%.
The following table summarizes the debt balances as of June 30, 2017 and December 31, 2016, and the debt activity for the six months ended June 30, 2017 (in thousands):

		During the Six Months Ended June 30, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments and Extinguishments	Accretion and (Amortization)	Balance as of June 30, 2017
Credit facility	$120,000	$57,000	$(18,000)	$—	$159,000
Fixed rate debt	135,350	—	(42,750)	—	92,600
Total debt	255,350	57,000	(60,750)	—	251,600
Net premiums (2)	108	—	(108)	—	—
Deferred costs (3)	(1,540)	—	—	250	(1,290)
Total debt, net	$253,918	$57,000	$(60,858)	$250	$250,310
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
As of June 30, 2017, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.49% to 4.45% per annum. The debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $208.8 million as of June 30, 2017. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has a modified credit agreement (the “Modified Credit Agreement”), with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent. The Modified Credit Agreement reduced the maximum amount of the revolving loans (the “Revolving Loans”) under the original credit agreement from $300.0 million to $180.0 million, and added a term loan (the “Term Loan,” and together with the Revolving Loans, the “Credit Facility”) in the amount of $120.0 million for a total capacity of $300.0 million under the Credit Facility. The Term Loan matures on April 25, 2019. The Revolving Loans were set to mature on April 25, 2017; however, during the six months ended June 30, 2017, the Company elected to extend the maturity date of the Revolving Loans to April 25, 2018. With respect to the Company’s $39.0 million of Revolving Loans maturing in April 2018, the Company expects to refinance the debt or enter into new financing arrangements in order to meet its debt obligations.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%; or (ii) a base rate ranging from 0.90% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Modified Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Modified Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of June 30, 2017, the Revolving Loans outstanding totaled $39.0 million at a weighted average interest rate of 3.54%, and the Term Loan outstanding totaled $120.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of June 30, 2017, the all-in rate for the Swapped Term Loan was 4.02%. The Company had $159.0 million of debt outstanding under the Credit Facility as of June 30, 2017 at a weighted average interest rate of 3.90% and $141.0 million in unused capacity, subject to borrowing availability.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

The Modified Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Modified Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $150.0 million plus 75% of the equity interests issued by the Company, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75 and a secured debt ratio equal to or less than 40%. The Company believes it was in compliance with the financial covenants of the Modified Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of June 30, 2017.
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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2017, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offering. These excess amounts were not included in the condensed consolidated unaudited financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offering. As the Company raises additional proceeds from the Offerings, these excess amounts may become payable.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

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
Acquisition fees and expenses
The Company pays CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, however, that acquisition expenses are not included in the contract purchase price of the property. Additionally, CR V Advisors or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company.
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
June 30, 2017

personnel in connection with the services for which CR V Advisors or its affiliates receive acquisition fees, and the Company will not reimburse CR V Advisors for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2017 and 2016, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017		2016	2017		2016
Selling commissions	$1,172		$1,184	$2,628		$2,805
Dealer manager fees	$449		$404	$976		$930
Other organization and offering expenses	$502		$447	$1,076		$1,012
Distribution and stockholder servicing fees	$41	(1)	$—	$67	(1)	$—
Acquisition fees and expenses	$1,044		$—	$1,417		$690
Advisory fees and expenses	$1,313		$1,258	$2,576		$2,377
Operating expenses	$506		$447	$1,072		$971
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $748,000, which is included in due to affiliates in the condensed consolidated unaudited balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of June 30, 2017 and December 31, 2016, $1.2 million and $1.3 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates. The amounts are primarily for advisory and operating expenses and distribution and stockholder servicing fees payable to CCC. These amounts were included in due to affiliates in the condensed consolidated unaudited balance sheets for such periods.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)
June 30, 2017

Transactions
The Company incurred $111,000 of interest expense related to a subordinated loan with an affiliate of the Company’s advisor (the “Series C Loan”) during the six months ended June 30, 2016. In addition, during the six months ended June 30, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Accordingly, the Company did not incur any interest expense related to the Series C Loan during the six months ended June 30, 2017.
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
NOTE 10 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2017:
Redemption of Shares of Common Stock
Subsequent to June 30, 2017, the Company redeemed approximately 62,000 shares for $1.5 million at an average per share price of $23.73 pursuant to the Company’s share redemption program.
Follow-on Offering
On August 1, 2017, the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the offering and an additional $300.0 million in shares of common stock pursuant to the second amended and restated distribution reinvestment plan was declared effective by the SEC.
Second Amended and Restated Dealer Manager Agreement
On August 1, 2017, the Company and CCC entered into a Second Amended and Restated Dealer Manager Agreement (the “Second Amended Dealer Manager Agreement”), replacing the Amended Dealer Manager Agreement. The Second Amended Dealer Manager Agreement reflects the registration of the Follow-on Offering.
Amendment to the Articles of Amendment and Restatement
On August 2, 2017, the Company amended its Articles of Amendment and Restatement (the “Charter Amendment”) to provide that at the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as the Class T Share. The Charter Amendment also changed the definitions of a “Roll-up Transaction” and “Average Invested Assets” and incorporated additional prohibitions related to roll-up transactions, as described in the Company’s proxy statement. The Charter Amendment was approved by the Company’s stockholders at the 2017 annual meeting of stockholders.
First Amendment to the Advisory Agreement
On August 2, 2017, the Company entered into the First Amendment to the Advisory Agreement (the “Advisory Amendment”) with CR V Advisors. The Advisory Amendment amends the Advisory Agreement dated March 17, 2014 between the Company and CR V Advisors to conform the definition of “Average Invested Assets” with the Charter Amendment, and provides that CR V Advisors’ advisory fee, payable in consideration for the day-to-day management of the Company, will be paid monthly based upon the Company’s average asset value, which will be determined using the value of the Company’s assets invested, directly or indirectly, in equity interests in and loans secured by real estate as determined by the Company’s board of directors.

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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 90% and 86% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 90% and 87% for the six months ended June 30, 2017 and 2016, respectively. As 98.9% of our rentable square feet was under lease as of June 30, 2017 (including any month-to-month agreements) with a weighted average remaining lease term of 10.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 11 properties for an aggregate purchase price of $56.7 million.

•
Issued approximately 2.1 million shares of common stock in the Offering for proceeds of $53.6 million ($40.7 million in Class A Shares and $12.9 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $4.7 million.

•	Total debt decreased by $3.8 million, from $255.4 million to $251.6 million.
Portfolio Information
As of June 30, 2017, we owned 127 properties, comprising 2.7 million rentable square feet of commercial space located in 33 states, which were 98.9% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.9 years. As of June 30, 2017, one of our tenants, Walgreens, accounted for 16% of our 2017 annualized rental income. As of June 30, 2017, we also had certain geographic concentrations in our property holdings. In particular, as of June 30, 2017, 10 of our properties were located in Indiana and eight properties were located in Texas, each of which accounted for 10% of our 2017 annualized rental income. In addition, we had tenants in the pharmacy, discount store and sporting goods industries, which accounted for 17%, 14% and 12%, respectively, of our 2017 annualized rental income. The following table shows the property statistics of our real estate assets as of June 30, 2017 and 2016:

	June 30,
	2017	2016
Number of commercial properties	127	116
Rentable square feet (in thousands) (1)	2,731	2,529
Percentage of rentable square feet leased	98.9%	99.4%
Percentage of investment-grade tenants (2)	39.4%	42.3%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial properties acquired	9	—	11	4
Purchase price of acquired properties (in thousands)	$41,832	$—	$56,710	$27,614
Rentable square feet (in thousands) (1)	155	—	199	237
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		2017 vs 2016 Increase (Decrease)	Six Months Ended June 30,		2017 vs 2016 Increase (Decrease)
	2017	2016		2017	2016
Total revenues	$10,848	$10,445	$403	$20,831	$20,212	$619
General and administrative expenses	$1,065	$1,121	$(56)	$2,227	$2,141	$86
Property operating expenses	$609	$480	$129	$1,069	$948	$121
Real estate tax expenses	$882	$1,140	$(258)	$1,605	$1,971	$(366)
Advisory fees and expenses	$1,313	$1,258	$55	$2,576	$2,377	$199
Acquisition-related expenses	$22	$24	$(2)	$492	$1,274	$(782)
Depreciation and amortization	$3,747	$3,405	$342	$7,150	$6,701	$449
Operating income	$3,210	$3,017	$193	$5,712	$4,800	$912
Interest expense and other, net	$2,760	$3,056	$(296)	$5,364	$6,154	$(790)
Net income (loss)	$450	$(39)	$489	$348	$(1,354)	$1,702
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $403,000 and $619,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition and management of 11 additional income-producing properties subsequent to June 30, 2016. Rental income accounted for 90% and 86% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, and 90% and 87% of our total revenue for the six months ended June 30, 2017 and 2016, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $1.1 million and $2.1 million of tenant reimbursement income during the three and six months ended June 30, 2017, respectively, compared to $1.5 million and $2.6 million, respectively, during the same periods in 2016.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, unused credit facility fees and accounting fees.
The decrease in general and administrative expenses of $56,000 during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to decreased professional fees and insurance related expenses, offset by increased escrow and unused credit facility fees. The increase in general and administrative expenses of $86,000 during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to increased operating expense reimbursements to our advisor, combined with an increase in unused credit facility fees and escrow and trustee fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $129,000 and $121,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to increased bad debt expense resulting from vacancies in certain of our existing properties.
Real Estate Tax Expense
The decrease in real estate tax expense of $258,000 and $366,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to decreased tax assessments on certain properties during the three and six months ended June 30, 2017.
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
The increase in advisory fees and expenses of $55,000 during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $589.2 million for the three months ended June 30, 2017, compared to $541.0 million for the three months ended June 30, 2016.
The increase in advisory fees and expenses of $199,000 during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our average invested assets to $569.1 million for the six months ended June 30, 2017, compared to $518.4 million for the six months ended June 30, 2016.
Acquisition-Related Expenses
We reimburse CR V Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our board of directors, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. We also reimburse CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, however, that acquisition expenses are not included in the contract purchase price of the property. In April 2017, we early adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, our acquisitions qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions, including acquisition fees described below, were expensed as incurred. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
The decrease in acquisition-related fees and expenses of $2,000 during the three months ended June 30, 2017, compared to the same period in 2016, was primarily due to no property acquisitions during the three months ended June 30, 2016, compared to the acquisition of nine commercial properties during the three months ended June 30, 2017, which were treated as asset acquisitions due to the early adoption of ASU 2017-01. As such, acquisition-related fees and certain acquisition-related expenses were capitalized during the three months ended June 30, 2017.
The decrease in acquisition-related fees and expenses of $782,000 during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to the acquisition of two commercial properties prior to the adoption of ASU 2017-01 for an aggregate purchase price of $14.9 million during the six months ended June 30, 2017, compared to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the six months ended June 30, 2016. During the six months ended June 30, 2016, acquisition-related costs related to property acquisitions were expensed as incurred.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $342,000 and $449,000 during the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 11 additional properties subsequent to June 30, 2016, as well as recognizing a full period of depreciation and amortization expenses on four properties acquired during the six months ended June 30, 2016.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $296,000 during the three months ended June 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in the average aggregate amount of debt outstanding to $254.6 million during the three months ended June 30, 2017, from $282.0 million during the three months ended June 30, 2016.
The decrease in interest expense and other, net of $790,000 during the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in the average aggregate amount of debt outstanding to $245.1 million during the six months ended June 30, 2017, from $279.7 million during the six months ended June 30, 2016.

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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after April 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 116 same store properties for the three months ended June 30, 2017 decreased $59,000, as compared to the same period in 2016. The same store properties were 98.7% occupied as of June 30, 2017, as compared to 99.5% occupied as of June 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2017	2016	$ Change	% Change
Rental income – as reported		$9,711	$8,978	$733	8%
Less: Amortization (1)		(63)	(65)	(2)	(3)%
Less: Straight-line rental income		328	285	43	15%
Total contract rental revenue		9,446	8,758	688	8%

Less: “Non-same store” properties	11	747	—	747	—%
“Same store” properties	116	$8,699	$8,758	$(59)	(0.7)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 112 same store properties for the six months ended June 30, 2017 decreased $32,000, as compared to the same period in 2016. The same store properties were 98.6% occupied as of June 30, 2017, as compared to 99.4% occupied as of June 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2017	2016	$ Change	% Change
Rental income – as reported		$18,719	$17,630	$1,089	6%
Less: Amortization (1)		(127)	(131)	(4)	(3)%
Less: Straight-line rental income		576	555	21	4%
Total contract rental revenue		18,270	17,206	1,064	6%

Less: “Non-same store” properties	15	1,716	620	1,096	177%
“Same store” properties	112	$16,554	$16,586	$(32)	(0.2)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on December 31, 2017. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on December 31, 2017, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of June 30, 2017, we had distributions payable of $1.9 million.

During the six months ended June 30, 2017 and 2016, we paid distributions of $10.4 million and $7.9 million, respectively, including $5.1 million and $4.1 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $8.5 million and $5.6 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $492,000 and $1.3 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $470,000 and $1.3 million, respectively. Our distributions for the six months ended June 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $8.5 million, or 82%, and proceeds from the Offering of $1.9 million, or 18%, including proceeds from prior periods. Our distributions for the six months ended June 30, 2016, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $5.6 million, or 71%, and proceeds from the Offering of $2.3 million, or 29%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. During the six months ended June 30, 2017, we received valid redemption requests under our share redemption program totaling approximately 129,000 shares, of which we redeemed approximately 67,000 shares as of June 30, 2017 for $1.6 million at an average redemption price of $23.57 per share and approximately 62,000 shares subsequent to June 30, 2017 for $1.5 million at an average redemption price of $23.73 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of June 30, 2017, we had raised $375.2 million of gross proceeds from the Offering ($354.2 million in Class A Shares and $21.0 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $36.7 million.
Our Credit Facility with JPMorgan Chase, as administrative agent provides for borrowings of up to $300.0 million, which includes a $120.0 million Term Loan and up to $180.0 million in Revolving Loans. As of June 30, 2017, we had $141.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of June 30, 2017, we also had cash and cash equivalents of $3.0 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings, including principal repayments of $39.0 million due April 2018. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offerings, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. With respect to our debt maturing in April 2018, we expect to refinance the debt or enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

All organization and offering expenses (excluding selling commissions, dealer manager fees and the distribution and stockholder servicing fees) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of June 30, 2017, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated unaudited financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Offering. As we raise additional proceeds from the Offerings, these excess amounts may become payable.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on our Credit Facility and/or future borrowings on unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of June 30, 2017, we had $251.6 million of debt outstanding with a weighted average interest rate of 3.9%. See Note 6 — Notes Payable and Credit Facility to our condensed consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$159,000	$39,000	$120,000	$—	$—
Interest payments – credit facility (2)	9,879	5,945	3,934	—	—
Principal payments – fixed rate debt (3)	92,600	—	192	68,418	23,990
Interest payments – fixed rate debt (4)	19,085	3,746	7,687	5,076	2,576
Total	$280,564	$48,691	$131,813	$73,494	$26,566
______________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
We executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum through the maturity date of the loan. As of June 30, 2017, the interest rate was 4.0%. Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of June 30, 2017, of 3.5%.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of June 30, 2017, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of the Board (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through June 30, 2017 is based on the purchase price. As of June 30, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 45.3% and our ratio of debt to the fair market value of our gross assets was 41.8%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of June 30, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 44.7%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated unaudited balance sheet, to net debt as of June 30, 2017 (dollar amounts in thousands):

Balance as of June 30, 2017
Credit facility and notes payable, net	$250,310
Deferred costs and net premiums	1,290
Less: Cash and cash equivalents	(2,958)
Net debt	$248,642

Gross real estate assets, net (1)	$555,907
Net debt leverage ratio	44.7%
______________________
(1) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $2.9 million to $8.5 million for the six months ended June 30, 2017, compared to $5.6 million for the six months ended June 30, 2016. The change was primarily due to the acquisition of 11 additional properties subsequent to June 30, 2016, resulting in a decrease in the net loss of $1.7 million, an increase in depreciation and amortization expenses related to real estate assets and deferred financing costs totaling $715,000, and a net increase in working capital accounts of $445,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $28.8 million to $56.7 million for the six months ended June 30, 2017, compared to $27.9 million for the six months ended June 30, 2016. The increase resulted primarily from the purchase of 11 properties for an aggregate purchase price of $56.7 million during the six months ended June 30, 2017, compared to the purchase of four properties for an aggregate purchase price of $27.6 million during the six months ended June 30, 2016.
Financing Activities. Net cash provided by financing activities increased $9.5 million to $32.0 million for the six months ended June 30, 2017, compared to $22.5 million for the six months ended June 30, 2016. The change was primarily due an increase in proceeds from the Offering of $2.4 million, proceeds from our Credit Facility and notes payable of $4.9 million, and a net decrease in repayments on our Credit Facility, notes payable and line of credit with affiliate of $3.8 million offset by an increase in distributions to investors of $1.6 million.
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

Off-Balance Sheet Arrangements
As of June 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2017, we had an aggregate balance of $39.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $195,000 per annum.
As of June 30, 2017, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021 with an aggregate notional amount of $141.1 million and an aggregate fair value of $90,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2017, an increase of 50 basis points in interest rates would result in a derivative asset of $1.5 million, representing a $1.4 million net change to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $1.3 million, representing a $1.4 million net change to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of June 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2017, we paid distributions of $10.4 million, including $5.1 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2017 was $8.5 million and reflected a reduction for real estate acquisition-related expenses incurred of $492,000 in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $492,000. Our distributions paid for the six months ended June 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $8.5 million, or 82%, and proceeds from the Offering of $1.9 million, or 18%, including proceeds from prior periods.
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
As of June 30, 2017, we had issued approximately 15.0 million shares of our common stock in the Offering for gross offering proceeds of $375.2 million ($354.2 million in Class A Shares and $21.0 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $36.7 million, out of which we paid $29.2 million in selling commissions and dealer manager fees and $7.5 million in organization and offering costs payable to CR V Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offering. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. Pursuant to the Amended Dealer Manager Agreement, beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offering. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offering. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $555.9 million in real estate and related assets and incurred acquisition-related expenses of $16.7 million, including costs of $13.9 million in acquisition fees and expense reimbursements to CR V Advisors.
On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the offering and an additional $300.0 million in shares of common stock pursuant to the second amended and restated distribution reinvestment plan was declared effective by the SEC. As of August 7, 2017, we have sold approximately 15.3 million shares of our common stock in the Offerings for gross offering proceeds of $383.4 million ($359.0 million in Class A Shares and $24.4 million in Class T Shares).
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
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 – April 30, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
May 1, 2017 – May 31, 2017
	Class A Shares	66,419	$23.57	66,419	(1)
	Class T Shares	—	$—	—	(1)
June 1, 2017 – June 30, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		66,419		66,419	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
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
(Principal Financial Officer)
Date: August 11, 2017

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.6
Articles of Amendment to the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. filed on August 2, 2017 (Incorporated by reference to Exhibit 3.6 to the Company’s Post-Effective Amendment No. 1 to Form S-11 (File No. 333-215274), filed August 2, 2017).

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 7 to Form S-11 (File No. 333-189891), filed April 14, 2017).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 7 to Form S-11 (File No. 333-189891), filed April 14, 2017).
4.3
Amended and Restated Distribution Plan, effective as of May 1, 2016 (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-189891), filed April 29, 2016).

4.4	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed August 1, 2017).
4.5	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed August 1, 2017).
4.6
Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed August 1, 2017).

10.1
Second Amended and Restated Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation dated August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55437), filed August 2, 2017).

10.2
First Amendment to the Advisory Agreement between Cole Credit Property Trust V, Inc. and Cole REIT Advisors V, LLC dated August 2, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 000-55437), filed August 2, 2017).

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