Form 10-Q
period 2017-09-30
Cole Credit Property Trust V, Inc.
filed 2017-11-14
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2017, there were approximately 14.1 million shares of Class A common stock, par value $0.01 per share, and 1.2 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate assets:
Land	$137,377	$114,241
Buildings and improvements	395,816	336,315
Intangible lease assets	75,301	53,463
Total real estate investments, at cost	608,494	504,019
Less: accumulated depreciation and amortization	(41,654)	(29,929)
Total real estate investments, net	566,840	474,090
Cash and cash equivalents	2,097	19,161
Restricted cash	347	94
Prepaid expenses, derivative asset and other assets	1,005	694
Rents and tenant receivables, net	6,255	4,875
Deferred costs, net	264	296
Total assets	$576,808	$499,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$282,434	$253,918
Accounts payable and accrued expenses	4,301	2,105
Due to affiliates	1,506	1,342
Intangible lease liabilities, net	4,168	3,708
Distributions payable	1,947	1,663
Deferred rental income, other liabilities and derivative liability	907	1,872
Total liabilities	295,263	264,608
Commitments and contingencies
Redeemable common stock	15,398	11,250
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,205,343 and 12,327,579 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	142	123
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,106,435 and 321,223 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	11	3
Capital in excess of par value	330,163	272,603
Accumulated distributions in excess of earnings	(64,421)	(48,981)
Accumulated other comprehensive income (loss)	252	(396)
Total stockholders’ equity	266,147	223,352
Total liabilities, redeemable common stock and stockholders’ equity	$576,808	$499,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$10,303	$8,895	$29,022	$26,525
Tenant reimbursement income	1,446	1,146	3,558	3,728
Total revenues	11,749	10,041	32,580	30,253
Operating expenses:
General and administrative	1,135	1,072	3,362	3,213
Property operating	491	463	1,560	1,411
Real estate tax	1,012	874	2,617	2,845
Advisory fees and expenses	1,389	1,230	3,965	3,607
Acquisition-related	35	2	527	1,276
Depreciation and amortization	4,009	3,374	11,159	10,075
Total operating expenses	8,071	7,015	23,190	22,427
Operating income	3,678	3,026	9,390	7,826
Other income (expense):
Interest expense and other, net	(2,960)	(3,046)	(8,324)	(9,200)
Net income (loss)	$718	$(20)	$1,066	$(1,374)

Class A Common Stock:
Net income (loss)	$724	$(16)	$1,136	$(1,367)
Basic and diluted weighted average number of common shares outstanding	13,989,986	11,429,243	13,284,274	10,683,832
Basic and diluted net income (loss) per common share	$0.05	$(0.00)	$0.09	$(0.13)
Distributions declared per common share	$0.40	$0.40	$1.18	$1.18

Class T Common Stock:
Net loss	$(6)	$(4)	$(70)	$(7)
Basic and diluted weighted average number of common shares outstanding	981,505	72,046	703,375	26,588
Basic and diluted net loss per common share	$(0.01)	$(0.05)	$(0.10)	$(0.27)
Distributions declared per common share	$0.40	$0.40	$1.18	$0.62
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$718	$(20)	$1,066	$(1,374)
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps	52	636	81	(2,707)
Amount of loss reclassified from other comprehensive income into income as interest expense	110	377	567	1,155
Total other comprehensive income (loss)	162	1,013	648	(1,552)
Total comprehensive income (loss)	$880	$993	$1,714	$(2,926)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,327,579	$123	321,223	$3	$272,603	$(48,981)	$(396)	$223,352
Issuance of common stock	2,035,906	21	785,212	8	72,411	—	—	72,440
Distributions to investors	—	—	—	—	—	(16,506)	—	(16,506)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(4,739)	—	—	(4,739)
Other offering costs	—	—	—	—	(1,454)	—	—	(1,454)
Distribution and stockholder servicing fees	—	—	—	—	(779)	—	—	(779)
Redemptions of common stock	(158,142)	(2)	—	—	(3,731)	—	—	(3,733)
Changes in redeemable common stock	—	—	—	—	(4,148)	—	—	(4,148)
Comprehensive income	—	—	—	—	—	1,066	648	1,714
Balance, September 30, 2017	14,205,343	$142	1,106,435	$11	$330,163	$(64,421)	$252	$266,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,066	$(1,374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	11,364	10,221
Bad debt expense	9	—
Straight-line rental income	(1,150)	(810)
Amortization of deferred financing costs	818	887
Amortization of fair value adjustments of notes payable assumed	—	(300)
Gain on extinguishment of debt	(108)	—
Changes in assets and liabilities:
Rents and tenant receivables	(239)	(522)
Prepaid expenses and other assets	(524)	(62)
Accounts payable and accrued expenses	2,019	1,216
Deferred rental income and other liabilities	(338)	392
Due to affiliates	(492)	32
Net cash provided by operating activities	12,425	9,680
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(103,477)	(27,914)
Payment of property escrow deposits	(3,025)	(284)
Refund of property escrow deposits	3,259	—
Change in restricted cash	(253)	(124)
Net cash used in investing activities	(103,496)	(28,322)
Cash flows from financing activities:
Proceeds from issuance of common stock	64,559	59,666
Redemptions of common stock	(3,733)	(3,428)
Offering costs on issuance of common stock	(6,193)	(6,086)
Distribution and stockholder servicing fees paid	(123)	(3)
Proceeds from credit facility and notes payable	102,200	98,600
Repayments of credit facility and notes payable	(73,950)	(110,500)
Repayment of line of credit with affiliate	—	(20,000)
Distributions to investors	(8,341)	(6,021)
Change in escrowed investor proceeds	—	36
Deferred financing costs paid	(412)	(768)
Net cash provided by financing activities	74,007	11,496
Net decrease in cash and cash equivalents	(17,064)	(7,146)
Cash and cash equivalents, beginning of period	19,161	10,110
Cash and cash equivalents, end of period	$2,097	$2,964
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$1,947	$1,509
Change in accrued distribution and stockholder servicing fees	$779	$120
Accrued capital expenditures	$177	$—
Common stock issued through distribution reinvestment plan	$7,881	$6,316
Change in fair value of interest rate swaps	$648	$(1,552)
Supplemental cash flow disclosures:
Interest paid	$7,533	$8,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)
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
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the initial public offering (the “Initial Offering”) initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering at a price of $25.00 per share until April 8, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016.
On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Initial Offering and issued approximately 110,000 shares of its common stock to VEREIT Operating Partnership, L.P. (“VEREIT OP”), an affiliate of Cole Capital and the operating partnership of VEREIT, resulting in gross proceeds of $2.5 million, and commenced principal operations.
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
On March 29, 2016, the Company’s board of directors (the “Board”) adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP”) in connection with the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Initial Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price of shares in the primary portion of the Initial Offering to be $26.37 per share (representing the $24.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of shares pursuant to the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Original DRIP to be $24.00 per share (the estimated per share NAV). In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement for the Initial Offering, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Initial Offering, in Class T Shares at a price of $25.26 per share in the primary portion of the Initial Offering (representing the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Initial Offering. The Company also began offering Class T Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share.
On March 24, 2017, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016, the Company continued to offer Class A Shares in the primary portion of the Initial Offering for $26.37 per share, Class T Shares in the primary portion of the Initial Offering for $25.26 per share and Class A Shares and Class T Shares in the Amended and Restated DRIP for $24.00 per share. Additionally, $24.00 per share will continue to serve as the most recent estimated per share NAV for purposes of the share redemption program.
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
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274) under the Securities Act and declared effective by the SEC on August 1, 2017, the Company commenced a follow-on offering on a “best efforts” basis (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the second amended and restated distribution reinvestment plan (the “Second Amended and Restated DRIP” and collectively with the Original DRIP and the Amended and Restated DRIP, the “DRIP”). The Company reserves the right to reallocate the shares offered among the classes of shares and between the primary offering and the DRIP. The Follow-on Offering continues to offer Class A Shares in the primary portion of the Follow-on Offering for $26.37 per share, Class T Shares in the primary portion of the Follow-on Offering for $25.26 per share, and Class A Shares and Class T Shares in the DRIP for $24.00 per share.
As of September 30, 2017, the Company had issued approximately 15.7 million shares of common stock in the Offerings for gross offering proceeds of $394.1 million ($366.2 million in Class A Shares and $27.9 million in Class T Shares) before organization and offering costs, selling commissions, and dealer manager fees of $38.2 million. In addition, as of September 30, 2017, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $139,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $962,000.
The Company intends to use substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate investments primarily consisting of necessity retail properties located throughout the United States. The retail properties primarily will be single tenant properties and anchored shopping centers anchored by large, creditworthy national, regional or local retailers. The Company expects that the retail properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of September 30, 2017, the Company owned 131 properties, comprising 3.0 million rentable square feet of commercial space located in 33 states. As of September 30, 2017, the rentable square feet at these properties was 98.8% leased, including month-to-month agreements, if any.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results.
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The Company has chosen to break out distribution and stockholder servicing fees paid from offering costs on issuance of common stock in the Company’s condensed consolidated statements of cash flows. This reclassification had no effect on previously reported totals or subtotals.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Real Estate Investments
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the costs of acquisition, including acquisition-related fees and certain acquisition-related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate assets and leasing costs. All repairs and maintenance costs are expensed as incurred. In April 2017, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company’s acquisitions qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01, all acquisition-related fees and expenses were expensed as incurred, and all of the Company’s acquisitions were accounted for as business combinations.
The Company considers the period of future benefit of each respective asset to determine the appropriate useful life. The estimated useful lives of the Company’s real estate assets by class are generally as follows:

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2017 or 2016.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2017 or December 31, 2016.
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
Restricted Cash and Escrows
The Company had $347,000 and $94,000 in restricted cash as of September 30, 2017 and December 31, 2016, respectively. Included in restricted cash was $97,000 and $94,000 held by lenders in lockbox accounts as of September 30, 2017 and December 31, 2016, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Also included in restricted cash was $250,000 in lender cash management accounts as of September 30, 2017.
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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2017 and December 31, 2016, the Company had an allowance for uncollectible accounts of $10,000 and $1,000, respectively.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2017 and 2016. Distributions per share is calculated based on the authorized daily distribution rate and the prior period amounts have been conformed to the current period presentation.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain of these new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification  (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company plans to use the modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified the Company’s revenue streams, performed an in-depth review of the Company’s revenue contracts and identified the related performance obligations, and is evaluating the impact on the Company’s consolidated financial statements and internal accounting processes and controls. Once ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which, as discussed below, sets forth principles for the recognition, measurement, presentation and disclosure of leases, goes into effect, ASU 2014-09 may apply to non-lease components in the lease agreements.
In February 2016, the FASB issued ASU 2016-02, which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The classification criteria for distinguishing between finance leases and operating leases will be substantially similar to the classification criteria for distinguishing between capital leases and operating leases under current GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company’s implementation team has developed an inventory of all leases and is identifying any non-lease components in the lease agreements and is evaluating the impact to the Company and its consolidated financial statements. Upon the adoption of ASU 2016-02, the Company will record certain expenses paid directly by a tenant that protect the Company’s interests in its properties, such as insurance and real estate taxes, and the related operating expense reimbursement revenue, with no impact on net income. Based upon a preliminary analysis, the Company does not expect the accounting for leases pursuant to which the Company is the lessor to materially change as a result of the adoption of ASU 2016-02.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company plans to adopt ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination.
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
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current U.S. GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company plans to adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect that it will have a material impact on its consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2017, the estimated fair value of the Company’s debt was $286.6 million, compared to the carrying value of $283.6 million. The estimated fair value of the Company’s debt was $256.4 million as of December 31, 2016, compared to the carrying value of $255.4 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2017 and December 31, 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$259	$—	$259	$—
Financial liability:
Interest rate swap	$(7)	$—	$(7)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$238	$—	$238	$—
Financial liability:
Interest rate swap	$(634)	$—	$(634)	$—
NOTE 4 — REAL ESTATE INVESTMENTS
2017 Property Acquisitions
During the nine months ended September 30, 2017, the Company acquired 15 commercial properties for an aggregate purchase price of $103.4 million (the “2017 Acquisitions”), of which 13 were determined to be asset acquisitions and two were accounted for as business combinations as they were acquired prior to the adoption of ASU 2017-01 in April 2017. The Company funded the 2017 Acquisitions with net proceeds from the Offerings and available borrowings.
The following table summarizes the consideration transferred for the properties purchased during the nine months ended September 30, 2017 (in thousands):

2017 Acquisitions
Investments in real estate:
Purchase price of asset acquisitions	$88,547
Purchase price of business combinations	14,878
Total purchase price of real estate investments acquired (1)	$103,425
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 13.9 years for acquired in-place leases and other intangibles, 16.6 years for acquired above-market leases and 12.9 years for acquired intangible lease liabilities.

During the nine months ended September 30, 2017, the Company acquired 13 commercial properties for an aggregate purchase price of $88.5 million, which were accounted for as asset acquisitions (the “2017 Asset Acquisitions”). The aggregate purchase price includes $2.6 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Asset Acquisitions purchased during the nine months ended September 30, 2017 (in thousands):

2017 Asset Acquisitions
Land	$21,037
Buildings and improvements	47,958
Acquired in-place leases and other intangibles	18,758
Acquired above-market leases	1,665
Intangible lease liabilities	(871)
Total purchase price	$88,547

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

During the nine months ended September 30, 2017, the Company acquired two commercial properties for an aggregate purchase price of $14.9 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The purchase price allocation for each of the Company’s 2017 Business Combination Acquisitions is preliminary and subject to change as the Company finalizes the allocations, which the Company expects will be prior to the end of the current fiscal year. The Company preliminarily allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the preliminary purchase price allocations for the 2017 Business Combination Acquisitions purchased during the nine months ended September 30, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$2,099
Buildings and improvements	11,342
Acquired in-place leases and other intangibles	1,437
Total purchase price	$14,878
The Company recorded revenue of $285,000 and $652,000, respectively, and net income of $170,000 and a net loss of $25,000, respectively for the three and nine months ended September 30, 2017, related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $407,000 of acquisition-related expenses for the nine months ended September 30, 2017, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
The following table summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma basis:
Revenue	$11,749	$10,325	$32,779	$31,103
Net income (loss)	$718	$(102)	$1,567	$(1,559)
The pro forma information for the nine months ended September 30, 2017 was adjusted to exclude $407,000 of acquisition-related fees and expenses recorded during the period related to the 2017 Business Combination Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the nine months ended September 30, 2016. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
2016 Property Acquisitions
During the nine months ended September 30, 2016, the Company acquired four commercial properties for an aggregate purchase price of $27.6 million (the “2016 Acquisitions”). The 2016 Acquisitions were accounted for as business combinations. The Company funded the 2016 Acquisitions with net proceeds from the Initial Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocations for the 2016 Acquisitions (in thousands):

2016 Acquisitions
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases and other intangibles (1)	1,762
Total purchase price	$27,614
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 11.7 years for the 2016 Acquisitions.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

During the three and nine months ended September 30, 2016, the Company recorded revenue of $512,000 and $1.2 million, respectively, and net income of $288,000 and a loss of $624,000, respectively, related to the 2016 Acquisitions. No acquisition-related fees and expenses were recorded during the three months ended September 30, 2016, and $1.2 million was recorded during the nine months ended September 30, 2016 related to the 2016 Acquisitions.
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
The pro forma information for the nine months ended September 30, 2016 was adjusted to exclude $1.2 million of acquisition-related fees and expenses recorded during the period related to the 2016 Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the nine months ended September 30, 2015. No acquisition-related fees and expenses were recorded during the three months ended September 30, 2016 related to the 2016 Acquisitions.
The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands, except weighted average life):

	September 30, 2017	December 31, 2016
In-place leases and other intangibles, net of accumulated amortization of $12,457 and $8,950, respectively (with a weighted average life remaining of 11.6 years and 11.5 years, respectively)
	$53,918	$37,251
Acquired above-market leases, net of accumulated amortization of $2,300 and $1,684, respectively
(with a weighted average life remaining of 12.0 years and 11.9 years, respectively)	6,626	5,578
	$60,544	$42,829
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
In-place lease and other intangible amortization	$1,328	$1,038	$3,558	$3,170
Above-market lease amortization	$211	$199	$617	$601

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

As of September 30, 2017, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2017	$1,238	$209
2018	$5,392	$745
2019	$5,072	$603
2020	$4,861	$549
2021	$4,796	$532
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2017, the Company did not enter into any interest rate swap agreements. As of September 30, 2017, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets and (Liabilities) as of
		September 30, 2017				September 30, 2017	December 31, 2016
Interest Rate Swap	Prepaid expenses, derivative asset and other assets	$21,100	3.49%	1/15/2016	2/1/2021	$259	$238
Interest Rate Swap	Deferred rental income, other liabilities and derivative liability	$120,000	4.02%	12/31/2015	4/25/2019	$(7)	$(634)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2017.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2017, the amounts reclassified were $110,000 and $567,000, respectively. For the three and nine months ended September 30, 2016, the amounts reclassified were $377,000 and $1.2 million, respectively. During the next 12 months, the Company estimates that an additional $113,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the three and nine months ended September 30, 2017 and 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions as of September 30, 2017, it could have been required to settle its obligations under these agreements at an aggregate termination value, inclusive of interest payments and accrued interest, of $9,000. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2017.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2017, the Company had $282.4 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 2.3 years and a weighted average interest rate of 3.9%.
The following table summarizes the debt balances as of September 30, 2017 and December 31, 2016, and the debt activity for the nine months ended September 30, 2017 (in thousands):

		During the Nine Months Ended September 30, 2017
	Balance as of December 31, 2016	Debt Issuance, Net (1)	Repayments and Extinguishments	Accretion and (Amortization)	Balance as of September 30, 2017
Credit facility	$120,000	$102,200	$(31,200)	$—	$191,000
Fixed rate debt	135,350	—	(42,750)	—	92,600
Total debt	255,350	102,200	(73,950)	—	283,600
Net premiums (2)	108	—	(108)	—	—
Deferred costs (3)	(1,540)	—	—	374	(1,166)
Total debt, net	$253,918	$102,200	$(74,058)	$374	$282,434
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(3) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as defined below.
As of September 30, 2017, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $155.4 million as of September 30, 2017. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has a modified credit agreement (the “Modified Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the other lenders party thereto. The Modified Credit Agreement reduced the maximum amount of the revolving loans (the “Revolving Loans”) under the original credit agreement from $300.0 million to $180.0 million, and added a term loan (the “Term Loan,” and together with the Revolving Loans, the “Credit Facility”) in the amount of $120.0 million for a total capacity of $300.0 million under the Credit Facility. The Term Loan matures on April 25, 2019. The Revolving Loans were set to mature on April 25, 2017; however, during the nine months ended September 30, 2017, the Company elected to extend the maturity date of the Revolving Loans to April 25, 2018. With respect to the Company’s $71.0 million of Revolving Loans maturing in April 2018, the Company expects to refinance the debt or enter into new financing arrangements in order to meet its debt obligations.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%; or (ii) a base rate ranging from 0.90% to 1.45%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Modified Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Modified Credit Agreement) plus 0.50%; or (c) the one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of September 30, 2017, the Revolving Loans outstanding totaled $71.0 million at a weighted average interest rate of 3.7%, and the Term Loan outstanding totaled $120.0 million, which was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum of the Swapped Term Loan. As of September 30, 2017, the all-in rate for the Swapped Term Loan was 4.0%. The

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Company had $191.0 million of debt outstanding under the Credit Facility as of September 30, 2017 at a weighted average interest rate of 3.9% and $109.0 million in unused capacity, subject to borrowing availability.
The Modified Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Modified Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $150.0 million plus 75% of the equity interests issued by the Company, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Modified Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of September 30, 2017.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2017 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2017	$—
2018	71,000
2019	120,000
2020	388
2021	68,009
Thereafter	24,203
Total	$283,600
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands, except weighted average life):

	September 30, 2017	December 31, 2016
Acquired below-market liabilities, net of accumulated amortization of $1,528 and $1,123, respectively (with a weighted average life remaining of 8.2 years and 8.1 years, respectively)
	$4,168	$3,708
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of the intangible lease liabilities for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Below-market lease amortization	$133	$135	$412	$407
As of September 30, 2017, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of Below-Market Leases
Remainder of 2017	$140
2018	$594
2019	$555
2020	$479
2021	$460

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of September 30, 2017, the Company had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for a purchase price of $4.8 million, exclusive of closing costs. As of September 30, 2017, the Company had a $50,000 escrow deposit held by an escrow agent in connection with this potential property acquisition. This deposit is included in the accompanying condensed consolidated balance sheets in prepaid expenses, derivative asset and other assets and could be forfeited under certain circumstances. As of September 30, 2017, the escrow deposit had not been forfeited. The potential acquisition is subject to customary closing conditions, and the Company can give no assurance that the closing will occur.
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
NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR V Advisors and certain of its affiliates in connection with the Offerings and the acquisition, management and disposition of its assets.
Selling commissions and dealer manager fees
In connection with the Offerings, CCC, the Company’s dealer manager, which is affiliated with CR V Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offerings for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. The Company has been advised that CCC intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCC receives up to 2.0% of gross offering proceeds from the primary portion of the Offerings for both Class A Shares and Class T Shares as a dealer manager fee in connection with the primary portion of the Offerings. CCC, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2017, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. As the Company raises additional proceeds from the Offerings, these excess amounts may become payable.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCC a distribution and stockholder servicing fee for Class T Shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Pursuant to an amended and restated dealer manager agreement (the “Amended Dealer Manager Agreement”), beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The maximum amount of distribution and stockholder servicing fees payable did not change pursuant to the provisions of the Amended Dealer Manager Agreement. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCC is recognized at the time each Class T Share is sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the offering in which such Class T Shares were purchased (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCC may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCC or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
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
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Advisors, the Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2017, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2016, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2016, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion.
Operating expenses
The Company reimburses CR V Advisors, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

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
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2017 and 2016, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after investors have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selling commissions	$813	$727	$3,441	$3,532
Dealer manager fees	$322	$273	$1,298	$1,203
Other organization and offering expenses	$378	$319	$1,454	$1,331
Distribution and stockholder servicing fees (1)	$56	$3	$123	$3
Acquisition fees and expenses	$915	$—	$2,332	$690
Advisory fees and expenses	$1,389	$1,230	$3,965	$3,607
Operating expenses	$522	$556	$1,594	$1,527
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCC of $962,000, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Due to Affiliates
As of September 30, 2017 and December 31, 2016, $1.5 million and $1.3 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates. The amounts are primarily for advisory and operating expenses and distribution and stockholder servicing fees payable to CCC. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
Transactions
The Company incurred $111,000 of interest expense related to a subordinated loan with an affiliate of the Company’s advisor (the “Series C Loan”) during the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Accordingly, the Company did not incur any interest expense related to the Series C Loan during the nine months ended September 30, 2017.
NOTE 11 — ECONOMIC DEPENDENCY
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
NOTE 12 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases have a weighted-average remaining term of 10.6 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of September 30, 2017, the future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, is as follows (in thousands):

Future Minimum Rental Income
Remainder of 2017	$11,146
2018	42,058
2019	41,542
2020	40,692
2021	40,113
Thereafter	294,418
Total	$469,969
NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2017:
Redemption of Shares of Common Stock
Subsequent to September 30, 2017, the Company redeemed approximately 333,000 shares for $8.0 million at an average per share price of $23.90 pursuant to the Company’s share redemption program.
Investment in Real Estate Assets
Subsequent to September 30, 2017, the Company acquired three commercial real estate properties for an aggregate purchase price of $10.9 million. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Investments in these condensed consolidated financial statements for these properties.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited) – (Continued)

Sale of Cole Capital
On November 13, 2017 the parent of the Company’s sponsor entered into a purchase and sale agreement to sell its ownership interest in the Company’s sponsor. The completion of this sale is subject to the receipt of regulatory approvals and other customary closing conditions and is expected to occur at the end of the fourth quarter of 2017 or during the first quarter of 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust V, Inc.
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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions of properties.

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
Overview
We were formed on December 12, 2012, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on March 18, 2014, when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 110,000 shares of our common stock in the Initial Offering. We have no paid employees and are externally advised and managed by CR V Advisors. VEREIT indirectly owns and/or controls our external advisor, CR V Advisors, our dealer manager, CCC, our property manager, CREI Advisors, and our sponsor, Cole Capital.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 89% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, and 89% and 88% for the nine months ended September 30, 2017 and 2016, respectively. As 98.8% of our rentable square feet was under lease as of September 30, 2017 (including any month-to-month agreements) with a weighted average remaining lease term of 10.6 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of each of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 15 properties for an aggregate purchase price of $103.4 million.

•
Issued approximately 2.8 million shares of common stock in the Offerings for proceeds of $72.4 million ($52.6 million in Class A Shares and $19.8 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $6.2 million.

•	Total debt increased by $28.2 million, from $255.4 million to $283.6 million.
Portfolio Information
As of September 30, 2017, we owned 131 properties, comprising 3.0 million rentable square feet of commercial space located in 33 states, which were 98.8% leased, including any month-to-month agreements, with a weighted average lease term remaining of 10.6 years. As of September 30, 2017, one of our tenants, Walgreens, accounted for 15% of our 2017 annualized rental income. As of September 30, 2017, no single geographic concentration accounted for greater than 10% of our 2017 annualized rental income. In addition, we had tenants in the pharmacy, discount store and sporting goods industries, which accounted for 16%, 14% and 13%, respectively, of our 2017 annualized rental income. The following table shows the property statistics of our real estate assets as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Number of commercial properties	131	116
Rentable square feet (in thousands) (1)	3,014	2,529
Percentage of rentable square feet leased	98.8%	98.9%
Percentage of investment-grade tenants (2)	36.9%	41.8%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

(2)
Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) or a credit rating of Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”). The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable.

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial properties acquired	4	—	15	4
Purchase price of acquired properties (in thousands)	$46,741	$—	$103,425	$27,614
Rentable square feet (in thousands) (1)	283	—	482	237
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		2017 vs 2016 Increase (Decrease)	Nine Months Ended September 30,		2017 vs 2016 Increase (Decrease)
	2017	2016		2017	2016
Total revenues	$11,749	$10,041	$1,708	$32,580	$30,253	$2,327
General and administrative expenses	$1,135	$1,072	$63	$3,362	$3,213	$149
Property operating expenses	$491	$463	$28	$1,560	$1,411	$149
Real estate tax expenses	$1,012	$874	$138	$2,617	$2,845	$(228)
Advisory fees and expenses	$1,389	$1,230	$159	$3,965	$3,607	$358
Acquisition-related expenses	$35	$2	$33	$527	$1,276	$(749)
Depreciation and amortization	$4,009	$3,374	$635	$11,159	$10,075	$1,084
Operating income	$3,678	$3,026	$652	$9,390	$7,826	$1,564
Interest expense and other, net	$2,960	$3,046	$(86)	$8,324	$9,200	$(876)
Net income (loss)	$718	$(20)	$738	$1,066	$(1,374)	$2,440
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $1.7 million and $2.3 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition and management of 15 additional income-producing properties subsequent to September 30, 2016. Rental income accounted for 88% and 89% of our total revenue for the three months ended September 30, 2017 and 2016, respectively, and 89% and 88% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $1.4 million and $3.6 million of tenant reimbursement income during the three and nine months ended September 30, 2017, respectively, compared to $1.1 million and $3.7 million, respectively, during the same periods in 2016.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, unused fees on the Credit Facility and accounting fees.
The increase in general and administrative expenses of $63,000 and $149,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to increased escrow and transfer fees, offset by decreased professional fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $28,000 and $149,000 during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 15 additional properties subsequent to September 30, 2016, as well as recognizing a full period of property operating expenses on four properties acquired during the nine months ended September 30, 2016.
Real Estate Tax Expense
The increase in real estate tax expense of $138,000 during the three months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to the acquisition of 15 additional properties subsequent to September 30, 2016.
The decrease in real estate tax expenses of $228,000 during the nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to decreased tax assessments on certain properties during the nine months ended September 30, 2017.

Advisory Fees and Expenses
Pursuant to the advisory agreement with CR V Advisors and based upon the amount of our current invested assets, we are required to pay to CR V Advisors a monthly advisory fee equal to one-twelfth of 0.75% of the average asset value. Additionally, we may be required to reimburse certain expenses incurred by CR V Advisors in providing such advisory services, subject to limitations as set forth in the advisory agreement.
The increase in advisory fees and expenses of $159,000 during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our average asset value to $621.5 million for the three months ended September 30, 2017, compared to $541.2 million for the three months ended September 30, 2016.
The increase in advisory fees and expenses of $358,000 during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in our average asset value to $586.6 million for the nine months ended September 30, 2017, compared to $526.0 million for the nine months ended September 30, 2016.
Acquisition-Related Expenses
We reimburse CR V Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our board of directors, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. We also reimburse CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, however, that acquisition expenses are not included in the contract purchase price of the property. In April 2017, we early adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, our acquisitions qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions, including acquisition fees described below, were expensed as incurred, and all of our acquisitions were accounted for as business combinations. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
The increase in acquisition-related fees and expenses of $33,000 during the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to real estate purchase transaction costs incurred for deals that were not consummated and ultimately canceled during the three months ended September 30, 2017. No such costs were incurred during the three months ended September 30, 2016.
The decrease in acquisition-related fees and expenses of $749,000 during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the acquisition of two commercial properties prior to the adoption of ASU 2017-01 for an aggregate purchase price of $14.9 million during the nine months ended September 30, 2017, compared to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, acquisition-related costs related to property acquisitions were expensed as incurred.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $635,000 and $1.1 million during the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, was primarily due to the acquisition of 15 additional properties subsequent to September 30, 2016, as well as recognizing a full period of depreciation and amortization expenses on four properties acquired during the nine months ended September 30, 2016.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $86,000 during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in the weighted average interest rate to 3.9% during the three months ended September 30, 2017, from 4.1% during the three months ended September 30, 2016.
The decrease in interest expense and other, net of $876,000 during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to a decrease in the average aggregate amount of debt outstanding to

$254.4 million during the nine months ended September 30, 2017, from $274.2 million during the nine months ended September 30, 2016.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after July 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 116 same store properties for the three months ended September 30, 2017 increased $4,000, as compared to the same period in 2016. The same store properties were 98.6% occupied as of September 30, 2017, as compared to 99.4% occupied as of September 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
Contract rental revenue		2017	2016	$ Change	% Change
Rental income – as reported		$10,303	$8,895	$1,408	16%
Less: Amortization (1)		(78)	(63)	(15)	24%
Less: Straight-line rental income		574	254	320	126%
Total contract rental revenue		9,807	8,704	1,103	13%

Less: “Non-same store” properties	15	1,099	—	1,099	100%
“Same store” properties	116	$8,708	$8,704	$4	0.0%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 112 same store properties for the nine months ended September 30, 2017 decreased $28,000, as compared to the same period in 2016. The same store properties were 98.5% occupied as of September 30, 2017, as compared to 99.3% occupied as of September 30, 2016. The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
Contract rental revenue		2017	2016	$ Change	% Change
Rental income – as reported		$29,022	$26,525	$2,497	9%
Less: Amortization (1)		(205)	(195)	(10)	5%
Less: Straight-line rental income		1,150	810	340	42%
Total contract rental revenue		28,077	25,910	2,167	8%

Less: “Non-same store” properties	19	3,262	1,067	2,195	206%
“Same store” properties	112	$24,815	$24,843	$(28)	(0.1)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2018. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on March 31, 2018, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of September 30, 2017, we had distributions payable of $1.9 million.
During the nine months ended September 30, 2017 and 2016, we paid distributions of $16.2 million and $12.3 million, respectively, including $7.9 million and $6.3 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $12.4 million and $9.7 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $527,000 and $1.3 million, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $470,000 and $1.3 million, respectively. Our distributions for the nine months ended September 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $12.4 million, or 77%, and proceeds from the Offerings of $3.8 million, or 23%, including proceeds from prior periods. Our distributions for the nine months ended September 30, 2016, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $9.7 million, or 78%, and proceeds from the Initial Offering of $2.6 million, or 22%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of $5.2 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended September 30, 2017. Management, in its discretion, elected to pay the full amount of redemptions for the three months ended September 30, 2017, which did not exceed 5.0% of the weighted average number of shares outstanding during the trailing 12-month period. During the nine months ended September 30, 2017, we received valid redemption requests under our share redemption program totaling approximately 462,000 shares, of which we redeemed approximately 129,000 shares as of September 30, 2017 for $3.0 million at an average redemption price of $23.65 per share and approximately 333,000 shares subsequent to September 30, 2017 for $8.0 million at an average redemption price of $23.90 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of September 30, 2017, we had raised $394.1 million of gross proceeds from the Offerings ($366.2 million in Class A Shares and $27.9 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $38.2 million.
Our Credit Facility provides for borrowings of up to $300.0 million, which includes a $120.0 million Term Loan and up to $180.0 million in Revolving Loans. As of September 30, 2017, we had $109.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2017, we also had cash and cash equivalents of $2.1 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings, including principal repayments of $71.0 million due April 2018. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offerings, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. With respect to our debt maturing in April 2018, we expect to refinance the debt or enter into new financing arrangements in order to meet our debt obligations. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
All organization and offering expenses (excluding selling commissions, dealer manager fees and the distribution and stockholder servicing fees) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2017, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Initial Offering. As we raise additional proceeds from the Follow-on Offering, these excess amounts may become payable.
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
Contractual Obligations
As of September 30, 2017, we had $283.6 million of debt outstanding with a weighted average interest rate of 3.9%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$191,000	$71,000	$120,000	$—	$—
Interest payments – credit facility (2)	9,013	5,079	3,934	—	—
Principal payments – fixed rate debt (3)	92,600	—	288	68,428	23,884
Interest payments – fixed rate debt (4)	18,151	3,766	7,713	4,368	2,304
Total	$310,764	$79,845	$131,935	$72,796	$26,188
______________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
We executed a swap agreement associated with the Term Loan, which had the effect of fixing the variable interest rate per annum through the maturity date of the loan. As of September 30, 2017, the interest rate was 4.0%. Payment obligations for the Revolving Loans outstanding under the Credit Facility are based on the weighted average interest rate in effect as of September 30, 2017, of 3.7%.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of September 30, 2017, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and make other real estate-related investments. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. A majority of the Board (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through September 30, 2017 is based on the purchase price. As of September 30, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 47.0% and our ratio of debt to the fair market value of our gross assets was 43.8%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to investors. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 46.7%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2017 (dollar amounts in thousands):

Balance as of September 30, 2017
Credit facility and notes payable, net	$282,434
Deferred costs and net premiums (1)	1,166
Less: Cash and cash equivalents	(2,097)
Net debt	$281,503

Gross real estate assets, net (2)	$602,798
Net debt leverage ratio	46.7%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
As of September 30, 2017, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for a purchase price of $4.8 million, exclusive of closing costs. As of September 30, 2017, we had a $50,000 escrow deposit held by an escrow agent in connection with this potential property acquisition. This deposit is included in the accompanying condensed consolidated balance sheets in prepaid expenses, derivative asset and other assets and could be forfeited under certain circumstances. As of September 30, 2017, the escrow deposit had not been forfeited. The potential acquisition is subject to customary closing conditions, and we can give no assurance that the closing will occur.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $2.7 million to $12.4 million for the nine months ended September 30, 2017, compared to $9.7 million for the nine months ended September 30, 2016. The change was primarily due to the acquisition of 15 additional properties subsequent to September 30, 2016, resulting in an increase in net income of $2.4 million and an increase in depreciation and amortization expenses related to real estate assets and deferred financing costs totaling $1.4 million, offset by a net decrease in working capital accounts of $630,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $75.2 million to $103.5 million for the nine months ended September 30, 2017, compared to $28.3 million for the nine months ended September 30, 2016. The increase resulted primarily from the purchase of 15 properties for an aggregate purchase price of $103.4 million during the nine months ended

September 30, 2017, compared to the purchase of four properties for an aggregate purchase price of $27.6 million during the nine months ended September 30, 2016.
Financing Activities. Net cash provided by financing activities increased $62.5 million to $74.0 million for the nine months ended September 30, 2017, compared to $11.5 million for the nine months ended September 30, 2016. The change was primarily due an increase in proceeds from the Offerings of $4.9 million and an increase in net proceeds from our Credit Facility and notes payable of $60.2 million, offset by an increase in distributions to investors of $2.3 million.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying condensed consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying condensed consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 10 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Affiliates of CR V Advisors act as an advisor to, and our chief executive officer and our chief financial officer act as executive officers and/or a director of, Cole Credit Property Trust IV, Inc., Cole Office & Industrial REIT (CCIT II), Inc., Cole Real Estate Income Strategy (Daily NAV), Inc., Cole Office & Industrial REIT (CCIT III), Inc., and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there are conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for VEREIT or another real estate program sponsored by Cole Capital, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR V Advisors and VEREIT and these other real estate programs sponsored by Cole Capital could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements
As of September 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2017, we had an aggregate balance of $71.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $355,000 per annum.
As of September 30, 2017, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021, with an aggregate notional amount of $141.1 million and an aggregate fair value of $252,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2017, an increase of 50 basis points in interest rates would result in a derivative asset of $628,000, representing a $376,000 net increase to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $129,000, representing a $381,000 net decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of September 30, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of securities in the Offerings or future offerings, which may reduce the amount of capital we ultimately invest in real estate and may negatively impact the value of our stockholders’ investment in our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offerings or future offerings. We have no limits on the amounts we may pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause investors to experience dilution. This may negatively impact the value of our stockholders’ investment in our common stock.
During the nine months ended September 30, 2017, we paid distributions of $16.2 million, including $7.9 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the nine months ended September 30, 2017 was $12.4 million and reflected a reduction for real estate acquisition-related expenses incurred of $527,000 in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $470,000. Our distributions paid for the nine months ended September 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $12.4 million, or 77%, and proceeds from the Offerings of $3.8 million, or 23%, including proceeds from prior periods.
During the year ended December 31, 2016, we paid distributions of $17.0 million, including $8.6 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2016 was $11.4 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $1.3 million, in accordance with GAAP. We treated our real estate acquisition-related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock for the year ended December 31, 2016 are considered a source of our distributions to the extent that real estate acquisition-related fees and expenses have reduced net cash flows provided by operating activities. As such, the distributions for the year ended December 31, 2016 were covered by net cash provided by operating activities of $11.4 million, or 67%, and proceeds from the issuance of common stock of $5.6 million, or 33%, including proceeds from prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of September 30, 2017, we had issued approximately 15.7 million shares of our common stock in the Offerings for gross offering proceeds of $394.1 million ($366.2 million in Class A Shares and $27.9 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $38.2 million, out of which we paid $30.3 million in selling commissions and dealer manager fees and $7.9 million in organization and offering costs payable to CR V Advisors or its affiliates. In addition, we pay CCC a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Initial Offering. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $602.8 million in real estate and related assets and incurred acquisition-related expenses of $19.4 million, including costs of $14.8 million in acquisition fees and expense reimbursements to CR V Advisors.
On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP was declared effective by the SEC. As of November 9, 2017, we have sold approximately 16.0 million shares of our common stock in the Offerings for gross offering proceeds of $401.0 million ($370.7 million in Class A Shares and $30.3 million in Class T Shares).
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2017, we redeemed shares, including those redeemable due to death, as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
August 1, 2017 – August 31, 2017
	Class A Shares	62,158	$23.73	62,158	(1)
	Class T Shares	—	$—	—	(1)
September 1, 2017 – September 30, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		62,158		62,158	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. dated February 7, 2014 (Incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 2 to Form S-11 (File No. 333-189891), filed February 10, 2014).

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
4.3
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 5 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed November 8, 2017).

4.4
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 5 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed November 8, 2017).

4.5
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
Date: November 13, 2017