Form 10-K
period 2017-12-31
Cole Credit Property Trust V, Inc.
filed 2018-03-30
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55437
 COLE CREDIT PROPERTY TRUST V, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1958593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2325 East Camelback Road, 10th Floor Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. The registrant is currently conducting an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. There were approximately 13.8 million shares of Class A common stock and 831,348 shares of Class T common stock held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $351.0 million, assuming a market value of $26.37 per share of Class A common stock and $25.26 per share of Class T common stock, the offering prices per share as of June 30, 2017 in the registrant’s initial public offering exclusive of any available discounts for certain categories of purchasers.
As of March 26, 2018, there were approximately 14.5 million shares of Class A common stock and 1.6 million shares of Class T common stock, par value per share of $0.01 each, of Cole Credit Property Trust V, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust V, Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

•
Our sponsor may be unable to fully reestablish the financial network, which previously supported real estate investment trusts sponsored by our sponsor, and/or regain the prior level of transaction and capital raising volume achieved by such real estate investment trusts.

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. The tenant generally agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. There are various forms of net leases, most typically classified as triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance).

PART I

ITEM 1.	BUSINESS
Formation
Cole Credit Property Trust V, Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation incorporated on December 12, 2012, which elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We are the sole general partner of, and own, directly or indirectly, 100% of the partnership interests in Cole Operating Partnership V, LP (“CCPT V OP”), a Delaware limited partnership.
On November 13, 2017, VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of our sponsor, CCO Group (as defined below), entered into a Purchase and Sale Agreement with CCA Acquisition, LLC (“CCA”), a newly-formed affiliate of CIM Group, LLC (“CIM”), pursuant to which CCA agreed to acquire all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc., the direct or indirect owner of Cole REIT Advisors V, LLC (“CR V Advisors”), Cole Capital Corporation and CREI Advisors, LLC (“CREI Advisors”), our external advisor, dealer manager and property manager, respectively (the “Transaction”). CIM is a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and our dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and our dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls CR V Advisors, CCO Capital and CREI Advisors, our external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to us, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCIT II, CCIT III, Cole Income NAV Strategy and us collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, we expect that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services we receive will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
CCO Group has sponsored and operated various real estate investment programs. CR V Advisors, pursuant to an advisory agreement with us, is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR V Advisors has fiduciary obligations to us and our stockholders. Our Charter (as defined below) provides that our independent directors are responsible for reviewing the performance of CR V Advisors and determining whether the compensation paid to CR V Advisors and its affiliates is reasonable. The advisory agreement with CR V Advisors is for a one-year term and is reconsidered on an annual basis by our board of directors.
We were initially capitalized on February 15, 2013 when CREInvestments, LLC (“CREI”), an affiliate of CR V Advisors, acquired 100 shares of common stock for $1,000, and on June 19, 2013, we sold 19,900 shares of common stock for $199,000 to CREI. On February 7, 2014, the ownership of the shares held by CREI was transferred to VEREIT OP. Also on February 7, 2014, we effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share and VEREIT OP’s ownership of 8,000 shares of common stock, rather than 20,000 shares (the “Reverse Stock Split”). Upon completion of the Transaction on February 1, 2018, ownership of such shares was transferred by VEREIT OP to CR V Advisors, and pursuant to our Charter, CR V Advisors is prohibited from selling the 8,000 shares of our common stock that represents the initial investment in us for so long as CCO Group remains our sponsor; provided, however, that CR V Advisors may transfer ownership of all or a portion of these 8,000 shares of our common stock to other affiliates of our sponsor.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) filed with the SEC under the Securities Act and declared effective by the SEC on March 17, 2014, we commenced our initial public offering (the “Initial Offering”) on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. As a result of the Reverse Stock Split, the Initial Offering initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering at a price of $25.00 per share until April 8, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016.
On March 18, 2014, we satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Initial Offering and issued approximately 110,000 shares of our common stock to VEREIT OP, resulting in gross proceeds of $2.5 million, and commenced principal operations.
Effective as of March 4, 2016, we changed the designation of our common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of our Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to our Articles of Amendment and Restatement (collectively, our Articles of Amendment and Restatement, our Articles of Amendment and our Articles Supplementary, as amended or supplemented from time to time, are referred to herein as our “Charter”). All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in our Charter, that are payable in connection with the Class T Shares. In addition, our Charter provides that, in the event of a liquidation of our assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
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
On April 11, 2016, we announced that our board of directors established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Initial Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price of the Class A Shares in the primary portion of the Initial Offering to be $26.37 per share (representing the $24.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of the Class A Shares pursuant to the Original DRIP to be $24.00 per share (the estimated per share NAV). In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 for the Initial Offering, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Initial Offering, in Class T Shares at a price of $25.26 per share in the primary portion of the Initial Offering (representing the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Initial Offering. The Company also began offering Class T Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share.
On March 24, 2017, our board of directors established an estimated per share NAV of our common stock, as of December 31, 2016, of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 was the same as the estimated per share NAV as of February 29, 2016, we continued to offer Class A Shares in the primary portion of the Initial Offering for $26.37 per share, Class T Shares in the primary portion of the Initial Offering for $25.26 per share and Class A Shares and Class T Shares in our Amended and Restated DRIP for $24.00 per share.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274) filed with the SEC under the Securities Act and declared effective by the SEC on August 1, 2017, the Company commenced a follow-on offering on a “best efforts”

basis (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and up to an aggregate of $300.0 million in shares of common stock pursuant to the second amended and restated distribution reinvestment plan (the “Second Amended and Restated DRIP” and collectively with the Original DRIP and the Amended and Restated DRIP, the “DRIP”). The Company reserves the right to reallocate the shares offered among the classes of shares and between the primary offering and the DRIP. The Follow-on Offering continues to offer Class A Shares in the primary portion of the Follow-on Offering for $26.37 per share, Class T Shares in the primary portion of the Follow-on Offering for $25.26 per share, and Class A Shares and Class T Shares in the Second Amended and Restated DRIP for $24.00 per share.
As of December 31, 2017, we had issued approximately 16.3 million shares of our common stock in the Offerings for gross offering proceeds of $409.6 million ($375.6 million in Class A Shares and $34.0 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $39.4 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $213,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.1 million.
On March 29, 2018, our board of directors established an updated estimated per share NAV of our common stock, as of December 31, 2017, of $22.18 per share for both Class A Shares and Class T Shares. As a result, commencing on March 29, 2018, we will offer Class A Shares in the primary portion of the Follow-on Offering for $24.37 per share, Class T Shares in the primary portion of the Follow-on Offering for $23.35 per share and Class A Shares and Class T Shares in our Second Amended and Restated DRIP for $22.18 per share, the updated estimated per share NAV as of December 31, 2017, as determined by our board of directors. Additionally, $22.18 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
We have used, and intend to continue using substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. The properties will primarily be single tenant properties leased to national and regional creditworthy tenants. The Company expects that the properties typically will be subject to long-term triple-net or double-net leases. As of December 31, 2017, we owned 136 properties, comprising 3.2 million rentable square feet of commercial space located in 33 states. As of December 31, 2017, the rentable square feet at these properties was 98.9% leased, including month-to-month agreements, if any.
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
Acquisition and Investment Policies
Types of Investments
We intend to acquire income-producing necessity retail properties that are primarily single-tenant properties which are leased to national and regional creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers.
We also may acquire other income-producing properties, such as office and industrial properties, which may share certain core characteristics with our retail investments, such as a principal creditworthy tenant, a long-term net lease, and a strategic location. We believe acquisitions of these types of office and industrial properties are consistent with our goal of providing stockholders with a stable stream of current income and an opportunity for capital appreciation.

We may further diversify our portfolio by making and investing in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. We may acquire properties under development or that require substantial refurbishment or renovation. We also may acquire majority or minority interests in other entities with investment objectives similar to ours. Many of our properties are, and we anticipate future properties will be, leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties. CR V Advisors monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of seven years.
By acquiring a large number of retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flow from our overall portfolio. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. Since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets. Our management believes that a portfolio consisting of freestanding retail properties will enhance our liquidity opportunities for stockholders by making the sale of individual properties, multiple properties or our portfolio as a whole attractive to institutional investors.
To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location, age and lease maturities of the various properties. We pursue properties leased to tenants representing a variety of retail industries to avoid concentration in any one industry. We also are diversified between national, regional and local brands. We generally target properties with lease terms in excess of ten years. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable attributes. We expect that these acquisitions will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be used to acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of proceeds we raise in the Follow-on Offering. We will not forgo acquiring a high quality asset because it does not precisely fit our expected portfolio composition. Our board of directors has broad discretion to change our investment portfolio in order for us to achieve our investment objectives. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.
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
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR V Advisors applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CR V Advisors applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CR V Advisors’ underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR V Advisors may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR V Advisors. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR V Advisors will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with the tenant’s senior management to discuss the company’s business plan and strategy.

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
Description of Leases
We expect, in most instances, to continue to acquire tenant properties with existing double-net or triple-net leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any, including capital expenditures for the roof and the building structure. Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property. Double-net and triple-net leases help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be, subject to net leases. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We may acquire some properties subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we generally expect to enter into “net” leases.
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
Acquisition Decisions
CR V Advisors has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our board of directors. In pursuing our investment objectives and making investment decisions on our behalf, CR V Advisors evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
CR V Advisors procures and reviews an independent valuation estimate on each and every proposed acquisition. In addition, CR V Advisors, to the extent such information is available, considers the following:
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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any property on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

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
In the purchasing, leasing and developing of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Acquisitions of Real Estate in this Annual Report on Form 10-K.
Ownership Structure
Our real estate acquisitions generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR V Advisors. See the section captioned “— Joint Venture” below.
Joint Ventures
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CR V Advisors, including other real estate programs sponsored or operated by CCO Group, or other affiliates of CR V Advisors, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to participate in a particular joint venture, CR V Advisors will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Acquisition Decisions.” CR V Advisors also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
Our general policy is to invest in joint ventures only when we will have an option or contract to purchase, or a right of first refusal to purchase, the property held by the joint venture or the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. In the event that the co-venturer elects to sell all or a portion of the interests held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the joint venture. In the event that any joint venture with an affiliated entity holds interests in more than one asset, the interest in each such asset may be specially allocated between us and the joint venture partner based upon the respective proportion of funds deemed contributed by each co-venturer in each such asset.
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, CR V Advisors’ officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR V Advisors’ officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CR V Advisors’ officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CCO Group would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CCO Group, CR V Advisors, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
Development and Construction of Properties
We may acquire properties on which improvements are to be constructed or completed or which require substantial renovation or refurbishment. We expect that joint ventures would be the exclusive vehicle through which we would invest in build-to-suit property projects. Our general policy is to structure them as follows:

•
we may enter into a joint venture with third parties who have an executed lease with the developer who has an executed lease in place with the future tenant whereby we will provide a portion of the equity or debt financing;

•	we would accrue a preferred return during construction on any equity investment;

•	the properties would be developed by third parties; and

•	consistent with our general policy regarding joint ventures, we would have an option or contract to purchase, or a right of first refusal to purchase, the property or the co-investor’s interest.
It is possible that joint venture partners may resist granting us a right of first refusal or may insist on a different methodology for unwinding the joint venture if one of the parties wishes to liquidate its interest.
In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR V Advisors may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Acquisitions of Real Estate in this Annual Report on Form 10-K.
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
Other Possible Investments

Although we have invested and expect to continue to invest primarily in real estate, our portfolio may also include other real estate-related investments, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such real estate-related assets to constitute a significant portion of our asset portfolio; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CR V Advisors presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our board of directors has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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
We do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CR V Advisors, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CR V Advisors, any of our directors or any of their or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
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

Borrowing Policies
CR V Advisors believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CR V Advisors believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our Charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR V Advisors’ approach toward the moderate use of leverage, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 used to determine our estimated per share NAV as of such date, and for those assets acquired from January 1, 2017 through December 31, 2017, is based on the purchase price. As of December 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 48.9% (48.7% including adjustment to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets was 45.6%. After we have fully invested the net offering proceeds, CR V Advisors intends to target a leverage ratio of 50% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets.
CR V Advisors uses its best efforts to obtain financing on the most favorable terms available to us. CR V Advisors has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our board of directors. Lenders may have recourse to assets not securing the repayment of the indebtedness. CR V Advisors may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
Our ability to increase our diversification through borrowing may be adversely impacted if banks and other lending institutions reduce the amount of funds available for loans secured by real estate. When interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we have purchased, and may continue to purchase, properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. To the extent that we do not obtain mortgage loans on our properties, our ability to acquire additional properties will be restricted and we may not be able to adequately diversify our portfolio. Refer to Part I, Item 1A. Risk Factors — Risks Associated with Debt Financing in this Annual Report on Form 10-K.
We may not borrow money from any of our directors, CCO Group, CR V Advisors or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
Disposition Policies
We intend to hold each property we acquire for an extended period, generally in excess of seven years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2017, we had not sold any properties.
Acquisition of Properties from Affiliates of CR V Advisors
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CR V Advisors, including properties acquired from affiliates of CR V Advisors engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR V Advisors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR V Advisors, including property developed by an affiliate of CR V Advisors as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR V Advisors may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2017, we did not purchase any properties from affiliates of our advisor.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR V Advisors and its affiliates, including conflicts related to the arrangements pursuant to which we compensate CR V Advisors and its affiliates. Certain conflict resolution procedures are set forth in our Charter and disclosed in our prospectus with respect to the Follow-on Offering.
The officers and affiliates of our advisor will try to balance our interests with the interests of CIM and its affiliates and other programs sponsored or operated by CCO Group to whom they owe duties. However, to the extent that these persons take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to stockholders and the value of their investment. In addition, our directors and our officers may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.
Our independent directors have an obligation to act on our behalf and on behalf of our stockholders in all situations in which a conflict of interest may arise.
As a result of the Services Agreement between VEREIT OP and CCO Group, we are also subject to conflicts of interest arising out of our contractual relationship with VEREIT, Inc. (“VEREIT”), the publicly-traded (NYSE: VER) parent company of VEREIT OP, which also has investment objectives and targeted assets similar to ours. Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where CIM or its affiliates own properties.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Avraham Shemesh, our chief executive officer, president and one of our directors, who is also a founder and principal of CIM and certain of its affiliates and a director of CCIT II, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers to one or more other programs sponsored by CCO Group. One of our directors, Calvin E. Hollis, also serves as a director of CCIT II. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCIT II, CCIT III and Cole Income NAV, as well as chief executive officer and a director of VEREIT, the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, affiliates of CR V Advisors act as an advisor to CCPT IV, CCIT II, CCIT III and/or Cole Income NAV Strategy, all of which are or intend to be public, non-listed REITs offered, distributed and managed by affiliates of CR V Advisors. All of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. VEREIT and CCPT IV, like us, focus primarily on the retail sector, while CCIT II and CCIT III focus primarily on the office and industrial sectors and Cole Income NAV Strategy focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
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
Other real estate programs sponsored or operated by CCO Group, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
During the Initial Services Term of the Services Agreement, VEREIT OP will provide property acquisition services to us and CCO Group, and property acquisitions will be allocated among VEREIT and the real estate programs sponsored by CCO Group pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. During this period, in the event that an acquisition opportunity has been identified that may be suitable for more than one of us, VEREIT or one or more other programs sponsored by CCO Group, and for which more than one of such entities has sufficient funds, then an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
•the investment objective of each entity;
•the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition both on diversification of each entity’s investments by type of property, geographic area and tenant concentration;
•the amount of funds available to each program and the length of time such funds have been available to deploy;
•the policy of each entity relating to leverage of properties;
•the income tax effects of the purchase to each entity; and
•the size of the investment.
If, in the judgment of the Allocation Committee, the acquisition opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an acquisition opportunity of a similar size and type (e.g., office, industrial or retail properties) will be allocated such acquisition opportunity.
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity to which the acquisition opportunity was allocated, the Allocation Committee may determine that VEREIT or another program sponsored by CCO Group will be allocated the acquisition opportunity. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
For programs sponsored by CCO Group that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us, CCIT II and CCIT III, but does not apply to CCPT IV or Cole Income NAV Strategy. During the Initial Services Term of the Services Agreement, all transactions with a purchase price at or below $100 million will be allocated among us, VEREIT and the other programs sponsored by CCO Group pursuant to the terms of the allocation policy described above.
In addition, after the Initial Services Term of the Services Agreement, CIM or its affiliates will have similar responsibilities for allocating acquisition opportunities among CIM and its affiliates, us and the other real estate programs sponsored by CCO Group, and in such circumstances will accordingly face similar conflicts of interest to those described above with respect to VEREIT OP during the Initial Services Term of the Services Agreement.
Although our board of directors has adopted a policy limiting the types of transactions that we may enter into with CR V Advisors and its affiliates, including other real estate programs sponsored by CCO Group, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CR V Advisors also give rise to conflicts of interest. In addition, our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate of CR V Advisors in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR V Advisors, any of its affiliates, or another real estate program sponsored by CCO Group.

Other Activities of CR V Advisors and Its Affiliates
We rely on our advisor, CR V Advisors, and, during the Initial Services Term of the Services Agreement, VEREIT OP, for the day-to-day operation of our business. As a result of the interests of certain members of these entities’ management in CIM or its affiliates, VEREIT and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, VEREIT OP, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, VEREIT OP, their respective affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, along with VEREIT OP, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, or VEREIT, and the other ventures in which they are involved.
Avraham Shemesh, our chief executive officer, president and one of our directors, is also a founder and principal of CIM and an officer/director of certain of its affiliates and a director of CCIT II. One of our directors, Glenn J. Rufrano, is also the chief executive officer and a director of VEREIT and a director of several other real estate programs sponsored by CCO Group. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by CCO Group. As a result, Messrs. Shemesh, Rufrano and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, our dealer manager, is an affiliate of CR V Advisors, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offerings.
Property Manager
Our properties are, and we anticipate that substantially all properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CR V Advisors and Its Affiliates
We have incurred, and expect to continue to incur, commissions, fees and expenses payable to CR V Advisors and affiliates in connection with the Offerings and the acquisition and management of our assets, including selling commissions, dealer manager fees, distribution and stockholder servicing fees, acquisition and advisory fees, organization and offering expenses, acquisition expenses and operating expenses. A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset, will likely result in the receipt of fees and other compensation by CR V Advisors and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our board of directors, CR V Advisors will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR V Advisors may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CR V Advisors and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our assets which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the assets acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our assets may influence CR V Advisors’ decisions relating to property acquisitions. In addition, the sale of our shares of common stock in the Follow-on Offering will result in dealer manager fees to CCO Capital, our dealer manager and an affiliate of CR V Advisors.
Employees
We have no direct employees. The employees of CR V Advisors and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provide wholesale brokerage services.
We are dependent on CR V Advisors and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.

We reimburse CR V Advisors and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2017, 2016 and 2015, $3.1 million, $3.0 million and $2.1 million, respectively, were recorded for reimbursement of services provided by CR V Advisors and its affiliates in connection with the operating and financing of our assets. In addition, during the years ended December 31, 2017, 2016 and 2015, $1.8 million, $1.8 million and $1.2 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offerings. During the year ended December 31, 2015, CR V Advisors permanently waived its rights to expense reimbursements totaling $250,000, and thus we are not responsible for these amounts. No such amounts were waived during the years ended December 31, 2017 and 2016.
Reportable Segment
We operate on a consolidated basis in our commercial properties segment. See Note 2 —Summary of Significant Accounting Policies to our consolidated financial statements in this Annual Report on Form 10-K.
Competition
As we purchase properties, we are in competition with other potential buyers for the same properties and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our acquisition criteria. Regarding the leasing efforts of our owned properties, the leasing of real estate is highly competitive in the current market, and we may continue to experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we may also be in competition with sellers of similar properties to locate suitable purchasers for our properties. See the section captioned “— Conflicts of Interest” above.
Property Concentrations
As of December 31, 2017, one of our tenants, Walgreens, accounted for 14% of our 2017 annualized rental income. As of December 31, 2017, no single geographical concentration accounted for greater than 10% of our 2017 annualized rental income. In addition, we had tenants in the pharmacy, discount store, sporting goods, and grocery industries, which comprised 15%, 13%, 12%, and 11%, respectively, of our 2017 annualized rental income.
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
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the acquisition opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding property, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We have acquired and we expect that some of the properties that we acquire in the future may contain, at the time of our acquisition, or may have contained prior to our acquisition, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of our properties may be adjacent to or near other properties that have contained or currently contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of our properties may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions where we believe that the environmental liabilities associated with these conditions are significant and quantifiable but that the acquisition will yield a superior risk-adjusted return. In such an instance, we will estimate the costs of environmental investigation, clean-up and monitoring in determining the purchase price. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.
We are not aware of any environmental matters which we believe are reasonably likely to have a material effect on our results of operations, financial condition or liquidity.
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with the Offerings with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.
Supplement To Material U.S. Federal Income Tax Consequences
This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.
Recent Legislation
The recently enacted “Tax Cuts and Jobs Act”, generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders.
Among other changes, the Tax Cuts and Jobs Act made the following changes:

•
For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are generally permitted to deduct 20% of certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and corporate alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our taxable REIT subsidiaries (“TRSs”) and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•	Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs.

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

New accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

ITEM 1A.	RISK FACTORS
Stockholders should carefully consider the following factors, together with all the other information included in this Annual Report on Form 10-K, in evaluating the Company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and stockholders may lose all or part of their investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business
We have a limited operating history. Further, we are considered to be a “blind pool,” as we currently have not identified all of the properties or real estate-related assets we intend to purchase. For this and other reasons, an investment in our shares is speculative.
We have a limited operating history. While we will provide our stockholders with information on a regular basis regarding our real estate assets after they are acquired, we will not provide our stockholders with a significant amount of information, if any, for our stockholders to evaluate our future acquisitions prior to our making them. Since we currently have not identified all of the properties we intend to purchase, the Follow-on Offering is considered to be a “blind pool” offering. Our stockholders will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. As a result, an investment in our shares is speculative. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our board of directors. Additionally, our advisor has discretion to determine the location, number and size of our acquisitions and the percentage of net proceeds we may dedicate to a single asset.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire assets that further our investment objectives;

•	increase awareness of the Cole Credit Property Trust V, Inc. name within the investment products market;

•	expand and maintain our network of licensed broker-dealers and others who sell shares on our behalf and other agents;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other investments as well as for potential stockholders;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
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
Based on the recommendation from the valuation committee, which is comprised solely of independent directors, the board of directors, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participate in the Company’s public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Rule 2340.
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

The price at which stockholders purchased shares and any subsequent per share NAVs are likely to differ from the price at which a stockholder could resell such shares because: (1) there is no public trading market for our shares at this time; (2) the price does not reflect, and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets or sale of the Company, because the amount of proceeds available for investment from the Offerings is net of selling commissions, dealer manager fees, other organization and offering expense reimbursements and acquisition fees and expenses; (3) while the estimated per share NAV takes into account how market fluctuations affect the value of our assets, including how the current conditions in the financial and real estate markets may affect the value of our assets at the time of the valuation, market fluctuations after the valuation date could impact the value of our assets; (4) the estimated per share NAV does not take into account how developments related to individual assets may increase or decrease the value of our portfolio; and (5) the estimated per share NAV does not take into account any portfolio premium or premiums to value that may be achieved in a liquidation of our assets or sale of our portfolio.
Our board of directors may amend our valuation policy at any time, and there is no limitation on the ability of our board of directors to cause us to vary from any valuation policy to the extent it deems appropriate, subject to applicable regulations, with or without an express amendment to the policy. The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on anticipated cash flow from operations over time. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties as offering proceeds become available, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of our securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
During the year ended December 31, 2017, we paid distributions of $22.2 million, including $10.7 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2017 was $16.0 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $738,000, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2017 include the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $470,000. The distributions paid during the year ended December 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $16.0 million, or 72%, proceeds from the Offerings of $6.0 million, or 27%, including proceeds from prior periods, and proceeds from borrowings of $105,000, or less than 1%.

Because we have in the past paid, and may in the future pay, distributions from sources other than our cash flow from operations, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flow.
We may make distributions from any source, including the sources described in the risk factor above. Because the amount we pay in distributions may exceed our earnings and our cash flow from operations, distributions may not reflect the current performance of our properties or our current operating cash flow. To the extent distributions exceed cash flow from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available for investment.
We currently pay CCO Capital, our dealer manager, up to 9% of the gross proceeds of our primary offering in the form of selling commissions (up to 7% and 3% for Class A Shares and Class T Shares, respectively) and a dealer manager fee of 2% of the gross proceeds of our primary offering, most of which is reallowed to participating broker-dealers. We also reimburse our advisor and its affiliates up to 2% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Furthermore, CCO Capital will receive a monthly distribution and stockholder servicing fee with respect to Class T Shares, which will be calculated on a daily basis in the amount of 1/365th of 1.0% of the estimated per share NAV of Class T Shares sold in our primary offering, up to a maximum of approximately 4.0%. Such payments will reduce the amount of cash we have available to acquire real estate and result in lower total returns to our stockholders than if we were able to invest 100% of the gross proceeds from the Offerings in properties. Moreover, the dealer manager fees and selling commissions are included in the per share primary offering prices; therefore, our offering prices do not, and are not intended to, reflect our net asset value. In addition, we currently pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees, and any additional fees, reduces the amount of cash available for acquisition of properties.
We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with GAAP) and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable acquisitions, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable acquisitions, particularly if the capital we raise in the Offerings outpaces our advisor’s ability to identify potential acquisitions and/or close on acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties likely would adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable acquisitions, we will hold the proceeds we raise in the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our real estate assets.
We are dependent upon the net proceeds of the Offerings to conduct our proposed business activities. If we are unable to raise substantial proceeds from the Follow-on Offering, we may not be able to acquire a diverse portfolio of real estate and real estate-related assets and an investment in our shares will be subject to greater risk.
We are dependent upon the net proceeds of the Offerings to conduct our proposed activities. As such, our ability to implement our business strategy is dependent, in part, upon our dealer manager and participating broker-dealers successfully conducting the Follow-on Offering and our stockholders, rather than us, will incur the bulk of the risk if we are unable to raise substantial funds. The Follow-on Offering is being made on a “best efforts” basis, whereby our dealer manager and the broker-dealers participating in the Follow-on Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. In addition, the broker-dealers participating in the Follow-on Offering also may be participating in the offerings of competing REIT products, some of which may have a focus that is nearly identical to our focus, and the participating broker-dealers could emphasize such competing products to their retail stockholders. As a result, we do not know the amount of proceeds that will be raised in the Follow-on Offering, which may be substantially less than the amount we would need to achieve a broadly diversified portfolio of real estate and real estate-related assets.
If we are unable to raise substantial proceeds from the Follow-on Offering, we will acquire fewer assets, resulting in less diversification in terms of the number of properties owned, the geographic regions in which our assets are located and the types of acquisitions that we make. In addition, our fixed operating expenses, as a percentage of gross income, would be higher, and our financial condition, ability to repay or refinance indebtedness and ability to pay distributions could be adversely affected if we are unable to raise substantial funds in the Follow-on Offering and acquire a diverse portfolio of real estate and real estate-related assets.
An inability to restore or enter into selling agreements with key broker-dealers would impact our ability to raise capital in the near term.
On October 29, 2014, VEREIT, the former indirect parent of our sponsor, announced that certain of its financial statements could no longer be relied upon. As a result, various broker-dealers and clearing firms participating in offerings sponsored by our sponsor prior to the Transaction suspended sales activity, resulting in a significant decrease in capital raising activity.
While certain of the broker-dealers and the clearing firms reengaged with our sponsor prior to the Transaction, there can be no assurance that the remaining broker-dealers will engage with CCO Group following the Transaction. If these circumstances continue for a prolonged period of time, our capital raising activity may continue to be negatively affected, and, therefore, our overall financial success could be adversely affected.
Following the expiration of the Initial Services Term of the Services Agreement, CCO Group, LLC may be unable to make, on a timely or cost-effective basis, the changes necessary to replace the services provided by VEREIT OP pursuant to the Services Agreement and otherwise operate our programs.
Pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to the Cole REITs, including operational real estate support, during the Initial Services Term of the Services Agreement. During that period, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of these services to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption. We cannot assure our stockholders that CCO Group, LLC will be able to successfully identify or transition to itself or third parties, on a timely and cost-effective basis, the services provided by VEREIT OP pursuant to the Services Agreement and continue to effectively provide services to us, and we cannot assure our stockholders that there will be no disruption in quality or quantity of services provided. Furthermore, any transition of such services to CCO Group, LLC or third parties could lead to increased expenses associated with such services. These increased expenses could materially and adversely affect our business, financial position or results of operations.
CIM, the new parent company of CCO Group, has limited experience in the business of operating or managing entities that engage in double- and triple-net lease activities, which is an important aspect of CCO Group’s operations.
CIM, the new parent company of CCO Group, has limited experience in the business of operating or managing entities that principally engage in double- or triple-net lease activities. While CIM’s management has considerable general real estate operational and management experience, and some members of CIM’s management have knowledge and abilities relating to double- or triple-net lease activities, operating entities that principally engage in double- and triple-net lease activities is a new business for CIM with risks that differ from those to which CIM has been subject historically. There can be no assurance that CIM’s management will have the skills needed to operate CCO Group profitably, especially following the expiration of the Initial Services Term of the Services Agreement.
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
Our future success depends to a significant degree upon certain key personnel of our advisor. If our advisor loses or is unable to attract and retain key personnel, our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
Our success depends to a significant degree upon the contributions of certain executive officers and other key personnel of CCO Group and our advisor. We cannot guarantee that all of these key personnel, or any particular person, will remain affiliated with us, CCO Group and/or our advisor. If any of our key personnel were to cease their affiliation with our advisor, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that CCO Group or our advisor will be successful in attracting and retaining such skilled personnel. If our advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
If we seek to internalize our management functions in connection with a listing of our shares of common stock on an exchange or other liquidity event, and such internalization is approved by our stockholders, our stockholders’ interest in us could be diluted, and we could incur other significant costs associated with being self-managed.
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our board of directors determines that it is in our best interest to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.
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
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity and we may fail to properly identify the appropriate mix of personnel and capital needed to operate as a stand-alone entity. Additionally, upon any internalization of our advisor, certain key personnel may not remain with our advisor, but will instead remain employees of CCO Group.
Our participation in a co-ownership arrangement could subject us to risks that otherwise may not be present in other real estate assets, which could result in litigation or other potential liabilities that could increase our costs and negatively affect our results of operations.
We may enter in co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an acquisition of real estate and could result in litigation or other potential liabilities, such as the following:

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
We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio under one or more blanket insurance policies with policy specifications, limits and deductibles customarily carried for similar properties. In addition, we carry professional liability and directors’ and officers’ insurance, and cyber liability insurance. While we select policy specifications and insured limits that we believe are appropriate and adequate given the relative risk of loss, any insurance coverages provided by tenants, the cost of the coverage and industry practice, there can be no assurance that we will not experience a loss that is uninsured or that exceeds policy limits. In addition, we may reduce or discontinue terrorism, earthquake, flood or other insurance on some or all of our properties in the future if the cost of premiums for any of these policies exceeds, in our judgment, the value of the coverage discounted for the risk of loss. Our title insurance policies may not insure for the current aggregate market value of our portfolio, and we do not intend to increase our title insurance coverage as the market value of our portfolio increases.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
The U.S. Department of Labor has issued a final regulation revising the definition of “fiduciary” and the scope of “investment advice” under the Employee Retirement Income Security Act (“ERISA”), which may have a negative impact on our ability to raise capital.
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally would not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President of the United States asked for additional review of this regulation; the results of such review are unknown. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending for 60 days the applicability date of the final regulation to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit vacated the fiduciary rule in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. Accordingly, the final regulation does not apply in the Fifth Circuit, which includes Texas, Louisiana and Mississippi. It is unclear what impact this ruling will have on the final regulation. The U.S. Department of Labor could, among other things, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation.
The final regulation and the accompanying exemptions are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations on purchasing and holding interests in the Company. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.
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
Our advisor and its affiliates, including our dealer manager, face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
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

•
property acquisitions from other real estate programs sponsored or operated by CCO Group, which might entitle affiliates of our advisor to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	property acquisitions from third parties, which entitle our advisor to acquisition fees and advisory fees;

•	property or asset dispositions, which may entitle our advisor or its affiliates to disposition fees;

•	borrowings to acquire properties, which borrowings will increase the acquisition and advisory fees payable to our advisor; and

•
how and when to recommend to our board of directors a proposed strategy to provide our stockholders with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

The acquisition fee payable to our advisor is principally based on the cost of our acquisitions and not on performance, which could result in our advisor taking actions that are not necessarily in the long-term best interests of our stockholders.
The acquisition fee we pay to our advisor is based on the cost of our acquisitions. As a result, our advisor receives this fee regardless of the quality of such acquisitions, the performance of such acquisitions or the quality of our advisor’s services rendered to us in connection with such acquisitions. This creates a potential conflict of interest between us and our advisor, as the interests of our advisor in receiving the acquisition fee may not be aligned with our interest of acquiring real estate that is likely to produce the maximum risk-adjusted returns.
Our advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our board of directors elects to provide liquidity to our stockholders, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other real estate programs sponsored or operated by CCO Group, as well as VEREIT, CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCIT II, CCIT III, Cole Income NAV Strategy, CIM and its affiliates and VEREIT have characteristics, including targeted investment types, and investment objectives and criteria substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets at the same time as CIM or its affiliates, VEREIT or one or more of the other real estate programs sponsored or operated by CCO Group and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs may use investment strategies and have investment objectives and criteria substantially similar to ours. Certain of our executive officers and the executive officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored or operated by CCO Group, the general partners of other private investment programs sponsored or operated by CCO Group and/or the advisors or fiduciaries of other real estate programs sponsored or operated by CCO Group. During the Initial Services Term of the Services Agreement, all transactions with a purchase price at or below $100 million will be allocated among VEREIT, us and the other real estate programs sponsored by CCO Group by the Allocation Committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group and their respective affiliates, in a manner consistent with the policy described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K. Additionally, for programs sponsored by CCO Group that commenced operations on or after March 5, 2013, VEREIT retains a right of first refusal for all opportunities to acquire real estate and real estate-related assets or portfolios with a purchase price greater than $100 million. This right of first refusal applies to us, CCIT II and CCIT III, but does not apply to CCPT IV or Cole Income NAV Strategy. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by VEREIT or another real estate program sponsored by CCO Group.

In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, VEREIT or other real estate programs sponsored by CCO Group own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since CIM or its affiliates or other real estate programs sponsored by CCO Group may be competing with us for these investments.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Avraham Shemesh, our chief executive officer, president and one of our directors, is also a founder and principal of CIM and certain of its affiliates, as well as a director of CCIT II. Furthermore, Glenn J. Rufrano, one of our directors, is the chief executive officer and a director of VEREIT and a director of several other real estate programs sponsored by CCO Group, and Calvin E. Hollis, who serves as one of our directors, also serves as a director of CCIT II. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of other real estate programs sponsored by CCO Group. Also, our advisor and its key personnel are or may be key personnel of other current or future real estate programs that have investment objectives, targeted assets, and legal and financial obligations substantially similar to ours, and/or key personnel of the advisor to such programs, and they may have other business interests as well. As a result, Messrs. Shemesh, Rufrano, Hollis and DeBacker may owe fiduciary duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new acquisition opportunities, management time and operational expertise among us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the acquisition or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our advisor, (6) compensation to our advisor and its affiliates, and (7) our relationship with, and compensation to, our dealer manager. Even if these persons do not violate their duties to us and our stockholders, they will have competing demands on their time and resources and may have conflicts of interest in allocating their time and resources among us and these other entities and persons. Should such persons devote insufficient time or resources to our business, returns on our investments may suffer.
Our Charter permits us to acquire assets and borrow funds from affiliates of our advisor, and sell or lease our assets to affiliates of our advisor, and any such transaction could result in conflicts of interest.
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
Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our advisor are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored or operated by CCO Group, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored or operated by CIM, CCO Group or their respective affiliates, or VEREIT, that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, VEREIT or another real estate program sponsored or operated by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on business.
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
Under its Control Share Acquisition Act, Maryland law also provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by the corporation’s disinterested stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by interested stockholders, that is, by the acquirer, or officers of the corporation or employees of the corporation who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock that would entitle the acquirer, except solely by virtue of a revocable proxy, to exercise voting control in electing directors within specified ranges of voting control. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction or (b) to acquisitions approved or exempted by the Charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act any acquisition of shares of our stock by CCO Group, LLC or any affiliate of CCO Group, LLC. This provision may be amended or eliminated at any time in the future. If this provision were amended or eliminated, this statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our advisor or any of its affiliates.
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
The power of the board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board of directors determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to holders of our common stock.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our advisor are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.
The Maryland General Corporation Law provides that a director has no liability in such capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our Charter, in the case of our directors and officers, and our Charter and the advisory agreement, in the case of our advisor and its affiliates, require us, subject to certain exceptions, to indemnify and advance expenses to our directors, our officers, and our advisor and its affiliates. Our Charter permits us to provide such indemnification and advance for expenses to our employees and agents. Additionally, our Charter limits, subject to certain exceptions, the liability of our directors and officers to us and our stockholders for monetary damages. Although our Charter does not allow us to indemnify our directors or our advisor and its affiliates for any liability or loss suffered by them or hold harmless our directors or our advisor and its affiliates for any loss or liability suffered by us to a greater extent than permitted under Maryland law or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, our advisor is not required to retain cash to pay potential liabilities and it may not have sufficient cash available to pay liabilities if they arise. If our advisor is held liable for a breach of its fiduciary duty to us, or a breach of its contractual obligations to us, we may not be able to collect the full amount of any claims we may have against our advisor. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our advisor in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
Our stockholders’ interest in us will be diluted if we issue additional shares.
Existing stockholders and potential stockholders in the Follow-on Offering do not have preemptive rights to any shares issued by us in the future. Our Charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may amend our Charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Stockholders purchasing shares in the Follow-on Offering likely will suffer dilution of their equity investment in us, in the event that we (1) sell shares in the Follow-on Offering or sell additional shares in the future, including those issued pursuant to our Second and Amended Restated DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
General Risks Related to Real Estate Assets
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
We are subject to tenant, geographic and industry concentrations that make us more susceptible to adverse events with respect to certain tenants, industries or geographic areas.
As of December 31, 2017, we had derived approximately:

•	14% of our 2017 annualized rental income from Walgreens;

•	15%, 13%, 12%, and 11% of our 2017 annualized rental income from tenants in the pharmacy, discount store, sporting goods, and grocery industries, respectively; and

•	No single geographical concentration accounted for greater than 10% of our 2017 annualized rental income.
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
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
In addition, the financial failure of, or other default by, one or more of the tenants to whom we have exposure could have an adverse effect on the results of our operations. While we evaluate the creditworthiness of our tenants by reviewing available financial and other pertinent information, there can be no assurance that any tenant will be able to make timely rental payments or avoid defaulting under its lease. If any of our tenants’ businesses experience significant adverse changes, they may fail to make rental payments when due, close a number of stores, exercise early termination rights (to the extent such rights are available to the tenant) or declare bankruptcy. A default by a significant tenant or multiple tenants could cause a material reduction in our revenues and operating cash flows. In addition, if a tenant defaults, we may incur substantial costs in protecting our asset.
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
In connection with acquisitions of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
Challenging economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets may contribute to increased vacancy rates in the commercial real estate sector. If we experience vacancy rates that are higher than historical vacancy rates, we may have to offer lower rental rates and greater tenant improvements or concessions than expected. Increased vacancies may have a greater impact on us, as compared to REITs with other investment strategies, as our investment approach relies on long-term leases in order to provide a relatively stable stream of income for our stockholders. As a result, increased vacancy rates could have the following negative effects on us:

•	the values of our commercial properties could decrease below the amount paid for such assets;

•	revenues from such properties could decrease due to low or no rental income during vacant periods, lower future rental rates and/or increase tenant improvement expenses or concessions;

•	ownership costs could increase;

•	revenues from such properties that secure loans could decrease, making it more difficult for us to meet our payment obligations; and/or

•	the resale value of such properties could decline.
All of these factors could impair our ability to make distributions and decrease the value of an investment in our shares.

We may be unable to secure funds for future leasing commissions, tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offerings to buy real estate and real estate-related assets and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our assets may generate lower cash flows or decline in value, or both.
We may be unable to successfully expand our operations into new markets.
Each of the risks described in the previous risk factors that are applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our assets in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
Our properties may be subject to impairment charges.
We routinely evaluate our real estate assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, tenant performance and lease structure. For example, the early termination of, or default under, a lease by a tenant may lead to an impairment charge. Since our investment focus is on properties net leased to a single tenant, the financial failure of, or other default by, a single tenant under its lease may result in a significant impairment loss. If we determine that an impairment has occurred, we would be required to make a downward adjustment to the net carrying value of the property, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. Negative developments in the real estate market may cause management to reevaluate the business and macro-economic assumptions used in its impairment analysis. Changes in management’s assumptions based on actual results may have a material impact on the Company’s financial statements.
We may obtain only limited warranties when we purchase a property and typically have only limited recourse in the event our due diligence did not identify any issues that lower the value of our property.
The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property.
We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions.
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
Some of our leases may not contain rental increases over time, or the rental increases may be less than the fair market rate at a future point in time. When that is the case, the value of the leased property to a potential purchaser may not increase over time, which may restrict our ability to sell that property, or if we are able to sell that property, may result in a sale price less than the price that we paid to purchase the property or the price that could be obtained if the rental was at the then-current market rate.
We expect to hold the various real properties in which we invest until such time as we decide that a sale or other disposition is appropriate given our REIT status and investment business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate assets which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate assets will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
Our properties where the underlying tenant has a below investment-grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2017, approximately 62.4% of our tenants were not rated or did not have an investment-grade credit rating from a major ratings agency or were not affiliates of companies having an investment-grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment-grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flow from operations. Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property or may require us to maintain specified debt levels for a period of years on some properties.
A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions may include terms that provide strong financial disincentives for borrowers to prepay their outstanding loan balance. If a property is subject to a lock-out provision, we may be materially restricted from or delayed in selling or otherwise disposing of or refinancing such property. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our shares relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change of control even though that disposition or change of control might be in the best interests of our stockholders.

Increased operating expenses could reduce cash flow from operations and funds available to acquire investments or make distributions.
Our properties are subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are payable (or are being paid) in an amount that is insufficient to cover operating expenses that are the landlord’s responsibility under the lease, we could be required to expend funds in excess of such rents with respect to that property for operating expenses. Our properties are subject to increases in tax rates, utility costs, insurance costs, repairs and maintenance costs, administrative costs and other operating and ownership expenses. Some of our property leases may not require the tenants to pay all or a portion of these expenses, in which event we may be responsible for these costs. If we are unable to lease properties on terms that require the tenants to pay all or some of the properties’ operating expenses, if our tenants fail to pay these expenses as required or if expenses we are required to pay exceed our expectations, we could have less funds available for future acquisitions or cash available for distributions to our stockholders.
The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

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
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain the level of distributions on our common stock.
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
Our operating results may be negatively affected by potential development and construction delays and the resultant increased costs and risks.
If we engage in development or construction projects, we will be subject to uncertainties associated with re-zoning for development, environmental and land use concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the breached agreement or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks if we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our asset. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our assets could suffer.
We may deploy capital in unimproved real property. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental and land use concerns of governmental entities and/or community groups.
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
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable acquisitions may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other assets as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
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
Many of our leases provide for increases in rent as a result of increases in the tenant’s sales volume. There likely will be numerous other retail properties within the market area of such properties that will compete with our tenants for customer business. In addition, traditional retailers face increasing competition from alternative retail channels, including internet-based retailers and other forms of e-commerce, factory outlet centers, wholesale clubs, mail order catalogs and television shopping networks, which could adversely impact our retail tenants’ sales volume. Such competition could negatively affect such tenants’ ability to pay rent or the amount of rent paid to us. This could result in decreased cash flow from tenants, thus affecting cash available for distributions to our stockholders and the amount of distributions we pay.
Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
From time to time, we may acquire multiple properties in a single transaction. Portfolio acquisitions are often more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning assets in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we will be required to either pass on the entire portfolio, including the desirable properties or acquire the entire portfolio and operate or attempt to dispose of the unwanted properties. To acquire multiple properties in a single transaction, we may be required to accumulate a large amount of cash. We would expect the returns that we earn on such cash to be less than the ultimate returns on real property, therefore accumulating such cash could reduce our funds available for distributions to our stockholders. Any of the foregoing events may have an adverse impact on our operations.
Terrorism and war could harm our operating results.
The strength and profitability of our business depends on demand for and the value of our properties. Future terrorist attacks in the United States, such as the attacks that occurred in New York and the District of Columbia on September 11, 2001 and in Boston on April 15, 2013, and other acts of terrorism or war may have a negative impact on our operations. Terrorist attacks in the United States and elsewhere may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Such terrorist attacks could have an adverse impact on our business even if they are not directed at our properties.
In addition, the terrorist attacks of September 11, 2001 have substantially affected the availability and price of insurance coverage for certain types of damages or occurrences, and our insurance policies for terrorism include large deductibles and co-payments. Although we maintain terrorism insurance coverage on our portfolio, the amount of our terrorism insurance coverage may not be sufficient to cover losses inflicted by terrorism and therefore could expose us to significant losses and have a negative impact on our operations.
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
Some of these properties may contain at the time of acquisition, or may have contained prior to our acquisition, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. Certain of our properties may be adjacent to or near other properties upon which others have engaged, or may engage in the future, in activities that may release petroleum products or other hazardous or toxic substances.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on its balance sheet. If the lease does not meet the criteria for a capital lease, the lease is to be considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. The Financial Accounting

Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still currently evaluating the full impact ASU 2016-02 will have on its consolidated financial statements; however the Company plans to adopt ASU 2016-02 as of January 1, 2019.
Changes in accounting standards may adversely impact our financial condition and/or results of operations.
We are subject to the rules and regulations of the FASB related to GAAP. Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent that public companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.
Compliance with the Americans with Disabilities Act of 1990, as amended, and fire, safety and other regulations may require us to make unanticipated expenditures that could significantly reduce the cash available for distributions on our common stock.
Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990, as amended (the “ADA”), pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe that our properties substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties or future properties are not in compliance with the ADA, we might be required to take remedial action, which would require us to incur additional costs to bring the property into compliance. Noncompliance with the ADA could also result in imposition of fines or an award of damages to private litigants.
Additional federal, state and local laws also may require modifications to our properties or restrict our ability to renovate our properties. We cannot predict the ultimate amount of the cost of compliance with the ADA or other legislation.
In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.
Risks Associated with Debt Financing
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, hinder our ability to make distributions, and decrease the value of our stockholders’ investment.
We have acquired real estate and other real estate-related assets by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other investments and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any individual property or other investment. However, under our Charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Moreover, our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) has determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our Charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the offering period, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
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
We intend to rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to meet maturing obligations or make any additional acquisitions.
In order to maintain our qualification as a REIT under the Internal Revenue Code, we are required, among other things, to distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. Because of this dividend requirement, we may not be able to fund from cash retained from operations all of our future capital needs, including capital needed to refinance maturing obligations or make new acquisitions.
The capital and credit markets have experienced extreme volatility and disruption in recent years. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	government action or regulation, including changes in tax law;

•	the market’s perception of our future growth potential;

•	the extent of investor interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels and changes in our credit ratings, if any;

•	our current and expected future earnings; and

•	our cash flow and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any new acquisitions.
High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
We run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flow and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact our operating cash flow and returns on our assets.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.
We have incurred indebtedness, and in the future may incur additional indebtedness, that bears interest at a variable rate. To the extent that we incur variable rate debt and do not hedge our exposure thereunder, increases in interest rates would increase the amounts payable under such indebtedness, which could reduce our operating cash flows and our ability to pay distributions to our stockholders. In addition, if our existing indebtedness matures or otherwise becomes payable during a period of rising interest rates, we could be required to liquidate one or more of our assets at times that may prevent realization of the maximum return on such assets.
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
Additionally, if we incur additional indebtedness in connection with any future deployment of capital or development projects or for any other purpose, our debt service obligations could increase. We may need to refinance all or a portion of our indebtedness before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time;

•	restrictions in the agreements governing our indebtedness;

•	general economic and capital market conditions;

•	the availability of credit from banks or other lenders; and

•	our results of operations.
As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR V Advisors as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.
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
Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the loan on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets. In addition, payments of principal and interest made to service our debts may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT. Any of these results would have a significant, negative impact on the value of our common stock.
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

Risks Associated with Real Estate-Related Assets
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities. However, under the Tax Cuts and Jobs Act, non-corporate U.S. stockholders of REITs are entitled to a deduction equal to 20% of any “qualified REIT dividends.” A qualified REIT dividend is defined as any dividend from a REIT that is not a capital gain dividend or a dividend attributable to dividend income from U.S. corporations or certain non-U.S. corporations. A non-corporate U.S. stockholder’s ability to claim a deduction equal to 20% of qualified REIT dividends received may be limited by the stockholder’s particular circumstances.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that acquires real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our Charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also makes numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge our stockholders to consult with their own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on holding our common stock.
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
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. Further, to maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
The foregoing requirements could cause us to distribute amounts that otherwise would be spent on real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these dividends or make taxable stock dividends. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.
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
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
The transfer and share ownership restrictions applicable to REITs and contained in our Charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
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
If our stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, our stockholders should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment will not impair the liquidity needs to satisfy minimum and other distribution requirements of the plan or IRA and the withholding requirements that may be applicable;

•	their investment will not produce unrelated business taxable income for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan asset regulations of the U.S. Department of Labor. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for and the availability of any exemption relief.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Portfolio Information for a discussion of the properties we hold for rental operations and Part IV, Item 15. Exhibits, Financial Statement Schedules — Schedule III — Real Estate and Accumulated Depreciation of this Annual Report on Form 10-K for a detailed listing of such properties.

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
Market Information
As of March 26, 2018, we had approximately 16.1 million shares of common stock outstanding (14.5 million Class A Shares and 1.6 million Class T Shares), held by a total of 8,125 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Initial Offering, until April 8, 2016, we sold shares of a single class of our common stock (now referred to as Class A Shares) to the public at a price of $25.00 per share in our primary offering and at a price of $23.75 per share pursuant to our Original DRIP. As a result of our board of directors’ determination of an estimated per share NAV of $24.00 as of February 29, 2016, effective April 11, 2016, we began selling Class A Shares at a price of $26.37 per share in our primary portion of the Initial Offering and at a price of $24.00 per share pursuant to our Original DRIP. Additionally, effective April 29, 2016, we reallocated a portion of the unsold and unissued Class A Shares and began offering Class T Shares at a price of $25.26 per share in our primary portion of the Initial Offering and at a price of $24.00 per share pursuant to our Amended and Restated DRIP. On March 24, 2017, our board of directors established an estimated per share NAV of our common stock as of December 31, 2016 of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016, we continued to offer Class A Shares in our primary portion of the Initial Offering for $26.37 per share, Class T Shares in our primary portion of the Initial Offering for $25.26 per share and Class A Shares and Class T Shares in our Amended and Restated DRIP for $24.00 per share.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274) under the Securities Act and declared effective by the SEC on August 1, 2017, the Company commenced the Follow-on Offering of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP. The Company reserves the right to reallocate the shares offered among the classes of shares and between the primary offering and the Second Amended and Restated DRIP. The Company continues to offer Class A Shares in the primary portion of the Follow-on Offering for $26.37 per share, Class T Shares in the primary portion of the Follow-on Offering for $25.26 per share, and Class A Shares and Class T Shares in the Second Amended and Restated DRIP for $24.00 per share.
On March 29, 2018, our board of directors established an updated estimated per share NAV of our common stock, as of December 31, 2017, of $22.18 per share for both Class A Shares and Class T Shares. As a result, commencing on March 29, 2018, we will offer Class A Shares in the primary portion of the Follow-on Offering for $24.37 per share, Class T Shares in the primary portion of the Follow-on Offering for $23.35 per share and Class A Shares and Class T Shares in our Second Amended and Restated DRIP for $22.18 per share, the updated estimated per share NAV as of December 31, 2017, as determined by our board of directors. Additionally, $22.18 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offerings, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. Our board of directors will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our board of directors established an estimated per share NAV of $22.18 per share as of December 31, 2017, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $22.18 per share if a market did exist.
In determining the estimated per share NAVs as of February 29, 2016, December 31, 2016 and December 31, 2017, the board of directors considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC, information provided by CR V Advisors and the estimated per share NAV recommendation made by the valuation committee of the board of directors, which committee is comprised entirely of our independent directors. See our Current Reports on Form 8-K, filed with the SEC on April 11, 2016, March 27, 2017, and March 30, 2018, respectively, for additional information regarding Duff & Phelps, LLC and its valuation materials.
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, board of directors, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.
The per share redemption price (other than for shares purchased pursuant to our DRIP) depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recently determined estimated per share NAV; after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. The redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. Prior to April 11, 2016, the purchase price of shares in the primary portion of the Initial Offering served as the most recently determined estimated per share value for purposes of the share redemption program. From April 11, 2016 to March 28, 2018, $24.00 per share served as the most recent estimated per share NAV for purposes of the share redemption program. As a result of our board of directors’ determination of an updated estimated value of our shares of common stock, the updated estimated per share NAV of $22.18, as of December 31, 2017, will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 29, 2018, until such time as our board of directors determines a new estimated per share NAV.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our board of directors will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
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
We will determine whether we have sufficient funds and/or shares available as soon as practicable after the end of each fiscal quarter, but in any event prior to the applicable payment date. If we cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares we may redeem during any quarter or year, we will give priority to the redemption of deceased stockholders’ shares. While deceased stockholders’ shares will be included in calculating the maximum number of shares that may be redeemed in any annual or quarterly period, they will not be subject to the annual or quarterly percentage caps; therefore, if the volume of requests to redeem deceased stockholders’ shares in a particular quarter were large enough to cause the annual or quarterly percentage caps to be exceeded, even if no other redemption requests were processed, the redemptions of deceased stockholders’ shares would be completed in full, assuming sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were available. If sufficient proceeds from the sale of shares under our DRIP, net of shares redeemed to date, were not available to pay all such redemptions in full, the requests to redeem deceased stockholders’ shares would be honored on a pro rata basis. We next will give priority to requests for full redemption of accounts with a balance of 100 shares or less at the time we receive the request, in order to reduce the expense of maintaining small accounts. Thereafter, we will honor the remaining redemption requests on a pro rata basis. Following such quarterly redemption period, if a stockholder would like to resubmit the unsatisfied portion of the prior request for redemption, such stockholder must submit a new request for redemption of such shares prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
Our board of directors may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our Second Amended and Restated DRIP on the earlier of August 1, 2019, unless our Follow-on Offering is extended pursuant to applicable law, or the date we sell all of the shares registered for sale under our Second Amended and Restated DRIP, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Follow-on Offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws.

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
We received redemption requests for approximately 118,000 shares for $2.8 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended December 31, 2017. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2017 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the year ended December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 698,000 shares, of which we redeemed approximately 462,000 shares as of December 31, 2017 for approximately $11.0 million (at an average redemption price of $23.83 per share) and approximately 118,000 shares subsequent to December 31, 2017 for approximately $2.8 million (at an average redemption price of $23.66 per share). The remaining redemption requests relating to approximately 118,000 shares went unfulfilled. During the year ended December 31, 2016, we received valid redemption requests under our share redemption program totaling approximately 163,000 shares, of which we redeemed approximately 133,000 shares as of December 31, 2016 for approximately $3.2 million (at an average redemption price of $23.78 per share) and approximately 30,000 shares subsequent to December 31, 2016 for approximately $692,000 (at an average redemption price of $23.42 per share). A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded the redemptions in 2017 and 2016 with proceeds from our DRIP. During the years ended December 31, 2017 and 2016, we issued approximately 446,000 and 359,000 shares of common stock, respectively, under our DRIP for proceeds of $10.7 million and $8.6 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.
During the three-month period ended December 31, 2017, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
November 1, 2017 - November 30, 2017
	Class A Shares	333,417	$23.90	333,417	(1)
	Class T Shares	—	$—	—	(1)
December 1, 2017 - December 31, 2017
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		333,417		333,417
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.

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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares.  In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 14 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2017, 2016 and 2015.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share data):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2017	Class A Shares	$21,430	$1.575
	Class T Shares	$1,120	$1.575
2016 (1)	Class A Shares	$17,343	$1.575
	Class T Shares	$99	$1.011
2015	Class A Shares	$12,537	$1.575
_______________________________________________________
(1) In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 with respect to the Initial Offering, which was declared effective by the SEC on April 29, 2016, we began offering up to $1,125,000,000, of the $2.5 billion in shares that made up the primary portion of the Initial Offering, in Class T Shares, along with up to $1,375,000,000 in Class A Shares.
Use of Public Offering Proceeds
On or before June 19, 2013, we sold 20,000 shares of common stock, at $10.00 per share. On July 11, 2013, pursuant to a Registration Statement on Form S-11 under the Securities Act (Registration No. 333-189891) and declared effective by the SEC on March 17, 2014, we commenced the Initial Offering of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected the Reverse Stock Split, resulting in a price change per share. As a result of the Reverse Stock Split, the Initial Offering included up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares) at a price of $25.00 per share until April 8, 2016 pursuant to the primary portion of the Initial Offering, subject to reduction in certain circumstances, and up to $475.0 million in additional shares to be issued pursuant to the Original DRIP at a price of $23.75 per share until April 8, 2016. Effective April 11, 2016, we began offering Class A Shares in the primary portion of the Initial Offering at a price of $26.37 per share and began offering shares pursuant to the Original DRIP at a price of $24.00 per share. In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 for the Initial Offering, which was declared effective by the SEC on April 29, 2016, we designated our single class of common stock as Class A Shares, reclassified a portion of the unsold and unissued Class A Shares as Class T Shares and began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Initial Offering, in Class T shares at a price of $25.26 per share in the primary portion of the Initial Offering, along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Initial Offering. We also began offering Class T Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share. On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP was declared effective by the SEC.
As of December 31, 2017, we had issued approximately 16.3 million shares of common stock in the Offerings for gross offering proceeds of $409.6 million ($375.6 million in Class A Shares and $34.0 million in Class T Shares; including shares pursuant to the DRIP) before organization and offering costs, selling commissions and dealer manager fees of $39.4 million, out of which we paid $31.1 million in selling commissions and dealer manager fees and $8.3 million in organization and offering costs to CR V Advisors or its affiliates. In addition, we pay our dealer manager a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offerings. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $631.8 million in real estate and related assets and incurred acquisition costs of $20.5 million, including costs of $15.6 million in acquisition fees and expense reimbursements to CR V Advisors. As of March 26, 2018, we had issued approximately 15.3 million Class A Shares and 1.6 million Class T Shares in the Offerings for gross offering proceeds of $423.9 million.

ITEM 6.    SELECTED FINANCIAL DATA
The following data should be read in conjunction with our consolidated financial statements and the notes thereto and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. Certain amounts presented below have been reclassified to conform to the current period presentation. See Note 2— Summary of Significant Policies to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various reclassifications. The selected financial data (in thousands, except share and per share amounts) presented below was derived from our consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total real estate assets, net	$592,908	$474,090	$460,368	$386,329	$—
Cash and cash equivalents	$1,173	$19,161	$10,110	$6,907	$200
Total assets	$603,177	$499,210	$475,153	$396,738	$200
Credit facility and notes payable, net	$308,559	$253,918	$268,463	$226,972	$—
Intangible lease liabilities, net	$4,019	$3,708	$4,249	$3,823	$—
Total liabilities	$320,516	$264,608	$299,593	$256,946	$—
Stockholders’ equity	$272,418	$223,352	$168,283	$138,321	$200
Operating Data:
Total revenues	$45,370	$40,438	$35,616	$6,080	$—
Total operating expenses	$32,310	$29,345	$27,295	$16,569	$—
Operating income (loss)	$13,060	$11,093	$8,321	$(10,489)	$—
Net income (loss)	$1,509	$(1,185)	$(2,075)	$(12,117)	$—
Cash Flow Data:
Net cash provided by (used in) operating activities	$16,033	$11,399	$9,849	$(7,066)	$—
Net cash used in investing activities	$(134,135)	$(28,196)	$(87,750)	$(339,830)	$—
Net cash provided by financing activities	$100,366	$25,588	$81,458	$353,603	$200
Per Common Share Data:
Class A Common Stock:
Net income (loss)	$1,606	$(1,161)	(2,075)	$(12,117)	$—
Basic and diluted weighted average number of common shares outstanding	13,605,267	11,009,047	7,958,164	2,298,800	8,000
Basic and diluted net income (loss) per common share	$0.12	$(0.11)	$(0.26)	$(5.27)	$—
Distributions declared per common share	$1.575	$1.575	$1.575	$1.247	$—
Class T Common Stock:
Net loss (1)	$(97)	$(24)	$—	$—	$—
Basic and diluted weighted average number of common shares outstanding (1), (2)	834,963	72,998	—	—	—
Basic and diluted net loss per common share (1), (2)	$(0.12)	$(0.32)	$—	$—	$—
Distributions declared per common share (1), (2)	$1.575	$1.011	$—	$—	$—
_______________________________________________________
(1) In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 for the Initial Offering, which was declared effective by the SEC on April 29, 2016, we began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Initial Offering, in Class T Shares, along with up to $1,375,000,000 in Class A Shares and an additional $475.0 million in shares of common stock pursuant to the Amended and Restated DRIP.
(2) Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274) under the Securities Act and declared effective by the SEC on August 1, 2017, the Company commenced the Follow-on Offering of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP.

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
Overview
We were formed on December 12, 2012 and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on March 18, 2014, when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 110,000 shares of common stock in the Initial Offering. We have no paid employees and are externally advised and managed by CR V Advisors. On February 1, 2018, the Transaction, as discussed in Part I, Item 1. Business — Formation, was completed. Immediately following the completion of the Transaction, CIM indirectly owns and/or controls CR V Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
In addition, as part of the Transaction, pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, we expect that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services we receive will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88.3% and 87.6% of total revenue for the years ended December 31, 2017 and 2016, respectively. As 98.9% of our rentable square feet was under lease as of December 31, 2017 (including any month-to-month agreements), with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Our Business Environment and Current Outlook
Current conditions in the global capital markets remain volatile as the world’s economic growth has been affected by geopolitical and economic events. In the United States, the overall economic environment continued to improve in 2017. During 2017, the U.S. real gross domestic product increased 2.3%, the unemployment rate decreased 0.6 percentage points to

4.1%, and Core CPI, a measure of inflation which removes food and energy prices and is seasonally adjusted, increased 1.8%, as compared to the same period a year earlier.
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
Recoverability of Real Estate Assets
We acquire real estate assets and subsequently monitor those assets quarterly for impairment, including the review of real estate properties subject to direct financing leases, if applicable. Additionally, we record depreciation and amortization related to our assets. The risks and uncertainties involved in applying the principles related to real estate assets include, but are not limited to, the following:

•	The estimated useful lives of our depreciable assets affects the amount of depreciation and amortization recognized on our assets;

•	The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the value of assets and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
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
Operating Highlights and Key Performance Indicators
2017 Activity

•	Acquired 20 properties for an aggregate purchase price of $133.9 million.

•
Issued approximately 3.4 million shares of common stock in the Offerings for proceeds of $87.9 million ($62.0 million in Class A Shares and $25.9 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $7.3 million.

•	Total debt increased by $54.2 million, from $255.4 million to $309.6 million.
Portfolio Information
As of December 31, 2017, we owned 136 properties comprising approximately 3.2 million rentable square feet of commercial space located in 33 states, which were 98.9% leased (including any month-to-month agreements) and had a weighted average remaining lease term of 10.5 years.
The following table shows the property statistics of our real estate assets as of December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Number of commercial properties	136	116	112
Rentable square feet (in thousands) (1)	3,184	2,529	2,292
Percentage of rentable square feet leased	98.9%	98.8%	99.1%
Percentage of investment-grade tenants (2)	37.6%	41.9%	39.1%
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.
(2) Investment-grade tenants are those with a credit rating of BBB- or higher by Standard & Poor’s or a credit rating of Baa3 or higher by Moody’s. The ratings may reflect those assigned by Standard & Poor’s or Moody’s to the lease guarantor or the parent company, as applicable. The weighted average credit rating is weighted based on annualized rental income, and is for only those tenants rated by Standard & Poor’s.
The following table summarizes our real estate acquisition activity during the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Commercial properties acquired	20	4	33
Purchase price of acquired properties (in thousands)	$133,912	$27,614	$86,426
Rentable square feet (in thousands) (1)	655	237	429
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Leased	Annualized	Annualized	2017
	Number	Square Feet (2)	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Walgreens	19	280	$6,554	$23.41	14%
United Oil	1	20	3,777	188.85	8%
Dollar General	31	284	2,760	9.72	6%
L.A. Fitness	2	95	1,709	17.99	4%
Family Dollar	7	134	1,499	11.19	3%
Bob Evans	1	41	1,342	32.73	3%
Academy Sports	2	134	1,310	9.78	3%
Fresh Thyme Farmers Market	2	58	1,273	21.95	3%
Dick’s Sporting Goods	2	90	1,163	12.92	3%
Tractor Supply	5	95	1,132	11.92	2%
Other	136	1,919	23,027	12.00	51%
Total:	208	3,150	$45,546	$14.46	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Leased	Annualized	Annualized	2017
	Number	Square Feet (2)	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Pharmacy	20	293	$6,938	$23.68	15%
Discount store	45	601	6,070	10.10	13%
Sporting goods	8	433	5,601	12.94	12%
Grocery	10	448	4,954	11.06	11%
Gas and convenience	1	20	3,777	188.85	8%
Apparel and jewelry	16	233	2,683	11.52	6%
Home and garden	9	266	2,461	9.25	5%
Casual dining	16	94	2,387	25.39	5%
Entertainment and recreation	6	126	2,113	16.77	5%
Hobby, books and music	6	155	1,328	8.57	3%
Other	71	481	7,234	15.04	17%
Total:	208	3,150	$45,546	$14.46	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Rentable	Annualized	Annualized	2017
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Indiana	10	323	$4,088	$12.66	9%
Texas	8	248	3,937	15.88	9%
California	13	20	3,777	188.85	8%
Louisiana	7	297	3,388	11.41	7%
Michigan	7	220	3,321	15.10	7%
Oklahoma	3	206	2,873	13.95	6%
Illinois	7	203	2,624	12.93	6%
Kentucky	2	188	2,417	12.86	5%
North Carolina	6	129	2,111	16.36	5%
Georgia	3	143	2,047	14.31	5%
Other	70	1,207	14,963	12.40	33%
Total:	136	3,184	$45,546	$14.30	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2017:

			2017	2017	Percentage of
	Total	Rentable	Annualized	Annualized	2017
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	127	2,120	$32,240	$15.21	71%
Anchored shopping centers	9	1,064	13,306	12.51	29%
Total:	136	3,184	$45,546	$14.30	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $9,000 to $1.1 million (average of $195,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2017, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2017
	Total	Leased	Annualized	2017	Percentage of
	Number	Square Feet	Rental Income	Annualized	2017
	of Leases	Expiring (2)	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
2018	8	30	$438	$14.60	1%
2019	13	68	981	14.43	2%
2020	17	85	1,227	14.44	3%
2021	14	132	1,270	9.62	3%
2022	14	143	1,859	13.00	4%
2023	10	113	1,480	13.10	3%
2024	20	297	3,552	11.96	8%
2025	17	355	4,061	11.44	9%
2026	3	210	1,848	8.80	4%
2027	9	339	3,249	9.58	7%
Thereafter	83	1,378	25,581	18.56	56%
Total:	208	3,150	$45,546	$14.46	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Economic Metrics
Weighted-average lease term (in years) (1)	10.5	10.8	11.8
Lease rollover (1)(2):
Annual average	2.5%	2.7%	2.4%
Maximum for a single year	4.1%	3.4%	3.5%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2017, 2016 and 2015.

(2)	Through the end of the next five years as of the respective reporting date.

Results of Operations
The following table provides summary information about our results of operations for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,			2017 vs 2016 Increase(Decrease)	2016 vs 2015 Increase(Decrease)
	2017	2016	2015
Total revenues	$45,370	$40,438	$35,616	$4,932	$4,822
General and administrative expenses	$4,538	$4,233	$3,557	$305	$676
Property operating expenses	$2,402	$1,828	$1,701	$574	$127
Real estate tax expenses	$3,707	$3,716	$2,516	$(9)	$1,200
Advisory fees and expenses	$5,442	$4,841	$3,973	$601	$868
Acquisition-related fees and expenses	$738	$1,286	$3,008	$(548)	$(1,722)
Depreciation and amortization	$15,483	$13,441	$12,540	$2,042	$901
Operating income	$13,060	$11,093	$8,321	$1,967	$2,772
Interest expense and other, net	$11,551	$12,278	$10,396	$(727)	$1,882
Net income (loss)	$1,509	$(1,185)	$(2,075)	$2,694	$(890)
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
2017 vs 2016 — The increase in revenue of $4.9 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition and management of 20 additional income-producing properties subsequent to December 31, 2016, as well as recognizing a full year of revenue on four properties acquired in 2016. Rental and other property income from net leased commercial properties accounted for 88% of total revenue during both the years ended December 31, 2017 and 2016, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $5.3 million in tenant reimbursement income during the year ended December 31, 2017, compared to $5.0 million during the same period in 2016.
2016 vs 2015 — The increase in revenue of $4.8 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition and management of four additional income-producing properties subsequent to December 31, 2015 as well as recognizing a full year of revenue on 33 properties acquired in 2015. Rental and other property income from net leased commercial properties accounted for 88% and 90% of total revenue during the years ended December 31, 2016 and 2015, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $5.0 million in tenant reimbursement income during the year ended December 31, 2016, compared to $3.6 million during the same period in 2015.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, state franchise and income taxes, operating expense reimbursements to our advisor and accounting fees.
2017 vs 2016 — The increase in general and administrative expenses of $305,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to increased escrow and trustee fees, combined with an increase in operating expense reimbursements to our advisor.
2016 vs 2015 — The increase in general and administrative expenses of $676,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to increased operating expense reimbursements to our advisor, combined with an increase in unused credit facility fees and escrow and trustee fees.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.

2017 vs 2016 — The increase in property operating expenses of $574,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 20 additional properties subsequent to December 31, 2016, as well as recognizing a full year of property operating expenses on four properties acquired in 2016.
2016 vs 2015 — The increase in property operating expenses of $127,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of four properties subsequent to December 31, 2015, as well as recognizing a full year of property operating expenses on 33 properties acquired in 2015.
Real Estate Tax Expenses
2017 vs 2016 — The decrease in real estate tax expenses of $9,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to decreased tax assessments on certain properties during the year ended December 31, 2017.
2016 vs 2015 — The increase in real estate tax expenses of $1.2 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of four additional properties during the year ended December 31, 2016, as well as recognizing a full year of real estate tax expenses on 33 properties acquired in 2015.
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
2017 vs 2016 — The increase in advisory fees and expenses of $601,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase in our average asset value to $605.3 million for the year ended December 31, 2017, compared to $529.8 million for the year ended December 31, 2016.
2016 vs 2015 — The increase in advisory fees and expenses of $868,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in our average asset value to $529.8 million for the year ended December 31, 2016, compared to $444.6 million for the year ended December 31, 2015.
Acquisition-Related Fees and Expenses
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
2017 vs 2016 — The decrease in acquisition-related fees and expenses of $548,000 during the year ended December 31, 2017, as compared to the same period in 2016, was due to the acquisition of two commercial properties prior to the adoption of ASU 2017-01 for an aggregate purchase price of $14.9 million during the year ended December 31, 2017, compared to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the year ended December 31, 2016. During the year ended December 31, 2016, acquisition-related costs related to property acquisitions were expensed as incurred.

2016 vs 2015 — The decrease in acquisition-related fees and expenses of $1.7 million during the year ended December 31, 2016, as compared to the same period in 2015, was due to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the year ended December 31, 2016, compared to the acquisition of 33 commercial properties for an aggregate purchase price of $86.4 million during the year ended December 31, 2015.
Depreciation and Amortization Expenses
2017 vs 2016 — The increase in depreciation and amortization expenses of $2.0 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 20 additional properties subsequent to December 31, 2016, as well as recognizing a full year of depreciation and amortization expenses on four properties acquired in 2016.
2016 vs 2015 — The increase in depreciation and amortization expenses of $901,000 during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the acquisition of four additional properties during the year ended December 31, 2016, as well as recognizing a full year of depreciation and amortization expenses on 33 properties acquired in 2015.
Interest Expense and Other, Net
2017 vs 2016 — The decrease in interest expense and other, net of $727,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to a decrease in the average aggregate amount of debt outstanding from $272.3 million during the year ended December 31, 2016, to $265.7 million during the year ended December 31, 2017.
2016 vs 2015 — The increase in interest expense and other, net of $1.9 million during the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to an increase in the average aggregate amount of debt outstanding from $267.8 million during the year ended December 31, 2015, to $272.3 million during the year ended December 31, 2016.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2016 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 112 same store properties for the year ended December 31, 2017 decreased $11,000 as compared to the year ended December 31, 2016. The same store properties were 98.5% occupied as of December 31, 2017 and 98.6% occupied as of December 31, 2016. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2017 and 2016, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase (Decrease)
Contract rental revenue		2017	2016	$ Change	% Change
Rental income – as reported		$40,078	$35,435	$4,643	13.1%
Less: Amortization (1)		(274)	(258)	(16)	6.2%
Less: Straight-line rental income		1,540	1,057	483	45.7%
Total contract rental revenue		38,812	34,636	4,176	12.1%

Less: “Non-same store” properties	24	5,701	1,514	4,187	276.6%
“Same store” properties	112	$33,111	$33,122	$(11)	(0.03)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2015 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 79 same store properties for the year ended December 31, 2016 increased $82,000 to $26.9 million as compared to $26.8 million for the year ended December 31, 2015. The expiration of a rent abatement period for one same store property accounted for $124,000 of the increase in contract rental revenue for the year ended December 31, 2016. The same store properties were 98.7% occupied as of December 31, 2016 and 99.3% occupied as of December 31, 2015. The following table shows the contract rental revenue from properties owned for both of the entire years ended December 31, 2016 and 2015, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Year Ended December 31,		Increase (Decrease)
Contract rental revenue		2016	2015	$ Change	% Change
Rental income – as reported		$35,435	$32,065	$3,370	10.5%
Less: Amortization (1)		(258)	(276)	18	(6.5)%
Less: Straight-line rental income		1,057	1,224	(167)	(13.6)%
Total contract rental revenue		34,636	31,117	3,519	11.3%

Less: “Non-same store” properties	37	7,769	4,332	3,437	79.3%
“Same store” properties	79	$26,867	$26,785	$82	0.3%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
Our board of directors authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2018. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day commencing on January 1, 2017 and ending on June 30, 2018, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2017, we had distributions payable of $2.0 million.
During the years ended December 31, 2017 and 2016, we paid distributions of $22.2 million and $17.0 million, respectively, including $10.7 million and $8.6 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the year ended December 31, 2017 was $16.0 million and reflected a reduction for real estate acquisition-related fees and expenses incurred of $738,000, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the years ended December 31, 2017 and 2016 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $470,000 and $1.3 million, respectively. Our distributions for the year ended December 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $16.0 million, or 72%, proceeds from the Offerings of $6.0 million, or 27%, including proceeds from prior periods, and proceeds from borrowings of $105,000, or less than 1%. Our distributions for the year ended December 31, 2016, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $11.4 million, or 67%, and proceeds from the Initial Offering of $5.6 million, or 33%, including proceeds from prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 118,000 shares for $2.8 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended December 31, 2017. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2017 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the year ended

December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 698,000 shares, of which we redeemed approximately 462,000 shares as of December 31, 2017 for approximately $11.0 million (at an average redemption price of $23.83 per share) and approximately 118,000 shares subsequent to December 31, 2017 for approximately $2.8 million (at an average redemption price of $23.66 per share). The remaining redemption requests relating to approximately 118,000 shares went unfulfilled. During the year ended December 31, 2016, we received valid redemption requests for approximately 163,000 shares, of which we redeemed approximately 133,000 shares as of December 31, 2016 for $3.2 million (at an average redemption price of $23.78 per share) and approximately 30,000 shares of common stock subsequent to December 31, 2016 for $692,000 at an average redemption price of $23.42 per share. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of December 31, 2017, we had raised $409.6 million of gross proceeds from the Offerings ($375.6 million in Class A Shares and $34.0 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $39.4 million.
As of December 31, 2017, we had an unsecured credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Prior Credit Facility”), that provided for borrowings of up to $300.0 million, which included a $120.0 million term loan (the “Prior Term Loan”) and up to $180.0 million in revolving loans (the “Prior Revolving Loans”). As of December 31, 2017, we had $83.0 million in unused capacity under the Prior Credit Facility, subject to borrowing availability. As of December 31, 2017, we also had cash and cash equivalents of $1.2 million.
Subsequent to December 31, 2017, we entered into a new credit agreement (the “Credit Agreement”) that allows for borrowings of up to $350.0 million (the “Credit Facility”) and repaid the existing credit agreement dated April 25, 2014 (the “Prior Credit Agreement”). The Credit Facility includes $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”). See Note 17 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Credit Facility.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings, including principal repayments of $97.0 million due April 2018. Subsequent to December 31, 2017, we repaid the Prior Credit Agreement using proceeds of the Term Loans. Pursuant to the Credit Agreement, the Term Loans mature on March 27, 2023 and the Revolving Loans mature March 28, 2022. In addition, we may elect to extend the maturity date of the Revolving Loans to March 28, 2023 subject to satisfying certain conditions described in the Credit Agreement. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Offerings, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
All organization and offering expenses (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds from the Offerings. A portion of the other organization and offering expenses may be underwriting compensation. As of December 31, 2017, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our consolidated financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Initial Offering. As we raise additional proceeds from the Follow-on Offering, these excess amounts may become payable.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from banks and other lenders and net cash flows provided by operations.
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
Contractual Obligations
As of December 31, 2017, we had $309.6 million of debt outstanding with a weighted average interest rate of 4.0%. See Note 7 — Notes Payable and Credit Facility to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2017 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility	$217,000	$97,000	$120,000	$—	$—
Interest payments - credit facility (2)	7,502	5,997	1,505	—	—
Principal payments - fixed rate debt (3)	92,600	—	388	68,437	23,775
Interest payments - fixed rate debt (4)	17,369	3,832	7,839	3,665	2,033
Total	$334,471	$106,829	$129,732	$72,102	$25,808
____________________________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
We executed a swap agreement associated with the Prior Term Loan, which had the effect of fixing the variable interest rate per annum through the maturity date of the loan. As of December 31, 2017, the interest rate was 4.0%. Payment obligations for the Prior Revolving Loans outstanding under the Prior Credit Facility are based on the weighted average interest rate in effect as of December 31, 2017, of 3.9%.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of December 31, 2017, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our board of directors has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of our board of directors (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2016 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2017 through December 31, 2017, is based on the purchase price. As of December 31, 2017, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 48.9%, and our ratio of debt to the fair market value of our gross assets was 45.6%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of December 31, 2017, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.7%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2017 (in thousands):

Balance as of
December 31, 2017
Credit facility and notes payable, net	$308,559
Deferred costs and net premiums (1)	1,041
Less: Cash and cash equivalents	(1,173)
Net debt	$308,427
Gross real estate assets, net (2)	$633,407

Net debt leverage ratio	48.7%
____________________________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Prior Credit Facility.
(2) Net of gross intangible lease liabilities.
As of December 31, 2017, we had entered into purchase agreements with an unaffiliated third-party seller to acquire a 100% interest in two retail properties, subject to meeting certain criteria, for an aggregate purchase price of $11.1 million, exclusive of closing costs. As of December 31, 2017, we had $225,000 of property escrow deposits held by escrow agents in connection with these potential property acquisitions. These deposits are included in the accompanying consolidated balance sheets in derivative assets, prepaid expenses, property escrow deposits and other assets and could be forfeited under certain circumstances. As of December 31, 2017, the escrow deposits had not been forfeited. These potential acquisitions are subject to customary closing conditions, and we can give no assurance that these closings will occur.
Cash Flow Analysis
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Activities. Cash flow provided by operating activities increased by $4.6 million to $16.0 million for the year ended December 31, 2017, compared to net cash provided by operating activities of $11.4 million for the year ended December 31, 2016. The change was primarily due to the acquisition of 20 rental income-producing properties subsequent to December 31, 2016, resulting in an increase in net income of $2.7 million and an increase in depreciation and amortization of $2.3 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $105.9 million to $134.1 million for the year ended December 31, 2017, compared to $28.2 million for the year ended December 31, 2016. The increase resulted primarily from the purchase of 20 properties for an aggregate purchase price of $133.9 million during the year ended December 31, 2017, compared to the purchase of four properties for an aggregate purchase price of $27.6 million during the year ended December 31, 2016.
Financing Activities. Net cash provided by financing activities increased by $74.8 million to $100.4 million for the year ended December 31, 2017, compared to $25.6 million for the year ended December 31, 2016. The change was primarily due to an increase in net proceeds of the Prior Credit Facility of $36.1 million and a decrease in repayments of the notes payable and Series C Loan of $52.1 million, offset by a decrease in net proceeds from the issuance of common stock of $3.4 million and an increase in distributions to investors of $3.1 million.
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
Financing Activities. Net cash provided by financing activities decreased by $55.9 million to $25.6 million for the year ended December 31, 2016, compared to $81.5 million for the year ended December 31, 2015. The change was primarily due to an increase in net repayments of the Prior Credit Facility, notes payable and Series C Loan of $76.9 million and an increase in distributions to investors of $2.9 million, offset by an increase in net proceeds from the issuance of common stock of $27.6 million.
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
If we fail to maintain our qualification as a REIT for any reason in a taxable year and applicable relief provisions do not apply, we will be subject to tax on our taxable income at regular corporate rates. We will not be able to deduct distributions paid to our stockholders in any year in which we fail to maintain our qualification as a REIT. We also will be disqualified for the four taxable years following the year during which qualification was lost, unless we are entitled to relief under specific statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to maintain our qualification as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.
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
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. In addition, pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to us, including operational real estate support. See Note 11 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, our chief executive officer, president and one of our directors, who is also a founder and principal of CIM and certain of its affiliates and a director of CCIT II, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers to one or more other programs sponsored by CCO Group. One of our directors, Calvin E. Hollis, also serves as a director of CCIT II. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCIT II, CCIT III and

Cole Income NAV, as well as chief executive officer and a director for VEREIT, the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, affiliates of CR V Advisors act as an advisor to CCPT IV, CCIT II, Cole Income NAV Strategy, CCIT III and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there are conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR V Advisors and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2017 and 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of December 31, 2017, we had variable rate debt of $97.0 million, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2017, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $485,000 per year.
As of December 31, 2017, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021, respectively, with an aggregate notional amount of $141.1 million and an aggregate fair value of the net derivative asset of $845,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2017, an increase of 50 basis points in interest rates would result in a derivative asset of $1.9 million, representing a $1.0 million net change to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $198,000, representing a $1.0 million net change to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of December 31, 2017, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2017.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2017 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. dated February 7, 2014 (Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-189891), filed February 10, 2014).

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

4.1
Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to Supplement No. 7 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed November 28, 2017).

4.2
Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to Supplement No. 7 to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed November 28, 2017).

4.3
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

10.9
Credit Agreement, dated as of March 27, 2018, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55437), filed March 29, 2018).

10.10
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

10.25
Purchase and Sale Agreement by and between Cole Operating Partnership V, LP and Walgreen Co., dated October 23, 2014 (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K (File No. 333-189891), filed March 31, 2015).

10.26
Loan Agreement, dated as of November 26, 2014, among ARCP LLC and Ladder Capital Finance LLC (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 333-189891), filed March 31, 2015).

10.27
First Modification Agreement, dated as of September 24, 2014, by and between Cole Operating Partnership V, LP and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-189891), filed October 1, 2015).

10.28
Third Modification Agreement, dated as of February 9, 2015, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A. and Capital One, N.A. (Incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-189891), filed October 1, 2015).

10.29
Fourth Modification Agreement, dated as of February 9, 2015, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A. and Capital One, N.A. (Incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-189891), filed October 1, 2015).

10.30
Fifth Modification Agreement, dated as of September 25, 2015, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A. and Capital One, N.A. (Incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-189891), filed October 1, 2015).

10.31
Sixth Modification Agreement, dated as of August 8, 2016, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, Bank of America, N.A. and Capital One, N.A. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-55437), filed August 15, 2016).

10.32
Second Amended and Restated Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation dated August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed August 2, 2017).

10.33
First Amendment to the Advisory Agreement between Cole Credit Property Trust V, Inc. and Cole REIT Advisors V, LLC dated August 2, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed August 2, 2017).

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2018.

Cole Credit Property Trust V, Inc.

By:	/s/ NATHAN D. DEBACKER
NATHAN D. DEBACKER
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ AVRAHAM SHEMESH	Chief Executive Officer, President and Director	March 30, 2018
Avraham Shemesh	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 30, 2018
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 30, 2018
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ MARCUS E. BROMLEY	Independent Director and Non-Executive	March 30, 2018
Marcus E. Bromley	Chairman of the Board of Directors

/s/ ROBERT A. GARY, IV	Independent Director	March 30, 2018
Robert A. Gary, IV

/s/ CALVIN E. HOLLIS	Independent Director	March 30, 2018
Calvin E. Hollis

/s/ GLENN J. RUFRANO	Director	March 30, 2018
Glenn J. Rufrano

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Credit Property Trust V, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust V, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 30, 2018

We have served as the Company’s auditor since 2013.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Real estate assets:
Land	$142,986	$114,241
Buildings and improvements	416,850	336,315
Intangible lease assets	79,268	53,463
Total real estate assets, at cost	639,104	504,019
Less: accumulated depreciation and amortization	(46,196)	(29,929)
Total real estate assets, net	592,908	474,090
Cash and cash equivalents	1,173	19,161
Restricted cash	346	94
Derivative assets, prepaid expenses, property escrow deposits and other assets	1,546	694
Rents and tenant receivables, net	7,021	4,875
Deferred costs, net	183	296
Total assets	$603,177	$499,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$308,559	$253,918
Accounts payable and accrued expenses	2,969	2,105
Due to affiliates	1,787	1,342
Intangible lease liabilities, net	4,019	3,708
Distributions payable	2,049	1,663
Deferred rental income and other liabilities	1,133	1,872
Total liabilities	320,516	264,608
Commitments and contingencies
Redeemable common stock	10,243	11,250
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,241,888 and 12,327,579 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	142	123
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,347,920 and 321,223 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	13	3
Capital in excess of par value	341,472	272,603
Accumulated distributions in excess of earnings	(70,022)	(48,981)
Accumulated other comprehensive income (loss)	813	(396)
Total stockholders’ equity	272,418	223,352
Total liabilities, redeemable common stock and stockholders’ equity	$603,177	$499,210
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$40,078	$35,435	$32,065
Tenant reimbursement income	5,292	5,003	3,551
Total revenues	45,370	40,438	35,616
Operating expenses:
General and administrative	4,538	4,233	3,557
Property operating	2,402	1,828	1,701
Real estate tax	3,707	3,716	2,516
Advisory fees and expenses	5,442	4,841	3,973
Acquisition-related	738	1,286	3,008
Depreciation and amortization	15,483	13,441	12,540
Total operating expenses	32,310	29,345	27,295
Operating income	13,060	11,093	8,321
Other income (expense):
Interest expense and other, net	(11,551)	(12,278)	(10,396)
Net income (loss)	$1,509	$(1,185)	$(2,075)

Class A Common Stock:
Net income (loss)	$1,606	$(1,161)	$(2,075)
Basic and diluted weighted average number of common shares outstanding	13,605,267	11,009,047	7,958,164
Basic and diluted net income (loss) per common share	$0.12	$(0.11)	$(0.26)
Distributions declared per common share	$1.575	$1.575	$1.575

Class T Common Stock:
Net loss	$(97)	$(24)	$—
Basic and diluted weighted average number of common shares outstanding	834,963	72,998	—
Basic and diluted net loss per common share	$(0.12)	$(0.32)	$—
Distributions declared per common share	$1.575	$1.011	$—
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$1,509	$(1,185)	$(2,075)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	550	(771)	(1,137)
Amount of loss reclassified from other comprehensive income (loss) into income as interest expense	659	1,508	4
Total other comprehensive income (loss)	1,209	737	(1,133)
Total comprehensive income (loss)	$2,718	$(448)	$(3,208)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2015	6,985,877	$70	—	$—	$153,993	$(15,742)	$—	$138,321
Issuance of common stock	2,343,023	23	—	—	57,847	—	—	57,870
Distributions declared	—	—	—	—	—	(12,537)	—	(12,537)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(4,285)	—	—	(4,285)
Other offering costs	—	—	—	—	(1,177)	—	—	(1,177)
Redemptions of common stock	(36,732)	—	—	—	(895)	—	—	(895)
Changes in redeemable common stock	—	—	—	—	(5,806)	—	—	(5,806)
Comprehensive loss	—	—	—	—	—	(2,075)	(1,133)	(3,208)
Balance, December 31, 2015	9,292,168	$93	—	$—	$199,677	$(30,354)	$(1,133)	$168,283
Issuance of common stock	3,229,602	32	321,223	3	89,992	—	—	90,027
Distributions declared	—	—	—	—	—	(17,442)	—	(17,442)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(6,333)	—	—	(6,333)
Other offering costs	—	—	—	—	(1,816)	—	—	(1,816)
Distribution and stockholder servicing fees	—	—	—	—	(322)	—	—	(322)
Redemptions of common stock	(194,191)	(2)	—	—	(4,622)	—	—	(4,624)
Changes in redeemable common stock	—	—	—	—	(3,973)	—	—	(3,973)
Comprehensive (loss) income	—	—	—	—	—	(1,185)	737	(448)
Balance, December 31, 2016	12,327,579	$123	321,223	$3	$272,603	$(48,981)	$(396)	$223,352
Issuance of common stock	2,405,868	24	1,026,697	10	87,913	—	—	87,947
Distributions declared	—	—	—	—	—	(22,550)	—	(22,550)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(5,574)	—	—	(5,574)
Other offering costs	—	—	—	—	(1,766)	—	—	(1,766)
Distribution and stockholder servicing fees	—	—	—	—	(1,013)	—	—	(1,013)
Redemptions of common stock	(491,559)	(5)	—	—	(11,698)	—	—	(11,703)
Changes in redeemable common stock	—	—	—	—	1,007	—	—	1,007
Comprehensive income	—	—	—	—	—	1,509	1,209	2,718
Balance, December 31, 2017	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,509	$(1,185)	$(2,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	15,757	13,699	12,816
Straight-line rental income	(1,540)	(1,057)	(1,224)
Bad debt expense	39	1	—
Amortization of deferred financing costs	1,039	1,228	813
Amortization of fair value adjustments of notes payable assumed	—	(403)	(384)
Gain on extinguishment of debt	(108)	—	—
Ineffectiveness of interest rate swaps	(32)	—	—
Changes in assets and liabilities:
Rents and tenant receivables	(645)	(834)	(779)
Prepaid expenses and other assets	(290)	77	(59)
Accounts payable and accrued expenses	794	518	(697)
Deferred rental income and other liabilities	(105)	(625)	877
Due from affiliates	(14)	—	110
Due to affiliates	(371)	(20)	451
Net cash provided by operating activities	16,033	11,399	9,849
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(134,194)	(27,962)	(87,700)
Payment of property escrow deposits	(3,600)	(515)	(50)
Refund of property escrow deposits	3,659	281	—
Net cash used in investing activities	(134,135)	(28,196)	(87,750)
Cash flows from financing activities:
Proceeds from issuance of common stock	77,251	81,430	51,169
Redemptions of common stock	(11,703)	(4,624)	(895)
Offering costs on issuance of common stock	(7,340)	(8,169)	(5,518)
Distribution and stockholder servicing fees paid	(197)	(16)	—
Proceeds from credit facility and notes payable	134,700	98,600	67,500
Repayment of credit facility and notes payable	(80,450)	(112,500)	(24,500)
Repayment of line of credit with affiliate	—	(20,000)	—
Payment of loan deposits	—	(35)	—
Refund of loan deposits	—	75	—
Distributions to stockholders	(11,468)	(8,400)	(5,547)
Change in escrowed investor proceeds	—	(4)	4
Deferred financing costs paid	(427)	(769)	(755)
Net cash provided by financing activities	100,366	25,588	81,458
Net (decrease) increase in cash and cash equivalents and restricted cash	(17,736)	8,791	3,557
Cash and cash equivalents and restricted cash, beginning of period	19,255	10,464	6,907
Cash and cash equivalents and restricted cash, end of period	$1,519	$19,255	$10,464
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
On November 13, 2017, VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor, CCO Group (as defined below), entered into a Purchase and Sale Agreement with CCA Acquisition, LLC (“CCA”), a newly-formed affiliate of CIM Group, LLC (“CIM”), pursuant to which CCA agreed to acquire all of the issued and outstanding shares of common stock of Cole Capital Advisors, Inc., the direct or indirect owner of Cole REIT Advisors V, LLC (“CR V Advisors”), Cole Capital Corporation and CREI Advisors, LLC (“CREI Advisors”), the Company’s external advisor, dealer manager and property manager, respectively (the “Transaction”).
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the Company’s dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls CR V Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCIT II, CCIT III, Cole Income NAV Strategy and the Company collectively, the “Cole REITs”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of the Company’s advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services it receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering (the “Initial Offering”) on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. On February 7, 2014, the Company effected a reverse stock split, whereby every two and one-half shares of the Company’s common stock issued and outstanding were combined into one share of the Company’s common stock, resulting in a price change per share (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Initial Offering initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering at a price of $25.00 per share until April 8, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016.

On March 18, 2014, the Company satisfied the conditions of the escrow agreement regarding the minimum offering amount under the Initial Offering and issued approximately 110,000 shares of its common stock to VEREIT OP, resulting in gross proceeds of $2.5 million, and commenced principal operations.
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s Articles of Amendment and Restatement (collectively, the Articles of Amendment and Restatement, the Articles of Amendment and the Articles Supplementary, as amended and supplemented from time to time, are referred to herein as the “Charter”). All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Charter, that are payable in connection with the Class T Shares. In addition, the Charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
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
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Initial Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price of Class A Shares in the primary portion of the Initial Offering to be $26.37 per share (representing the $24.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of Class A Shares pursuant to the Original DRIP to be $24.00 per share (the estimated per share NAV). The Company’s estimated per share NAV as of February 29, 2016 was not audited or reviewed by its independent registered public accounting firm. In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 for the Initial Offering, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Initial Offering, in Class T Shares at a price of $25.26 per share in the primary portion of the Initial Offering (representing the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Initial Offering. The Company also began offering Class T Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share.
On March 24, 2017, the Board established an estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $24.00 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2016 is the same as the estimated per share NAV as of February 29, 2016, the Company continued to offer Class A Shares in the primary portion of the Initial Offering for $26.37 per share, Class T Shares in the primary portion of the Initial Offering for $25.26 per share and Class A Shares and Class T Shares in the Amended and Restated DRIP for $24.00 per share.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274) under the Securities Act and declared effective by the SEC on August 1, 2017, the Company commenced a follow-on offering on a “best efforts” basis (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the second amended and restated distribution reinvestment plan (the “Second Amended and Restated DRIP” and collectively with the Original DRIP and the Amended and Restated DRIP, the “DRIP”). The Company reserves the right to reallocate the shares offered among the classes of shares and between the primary offering and the DRIP.
As of December 31, 2017, the Company had issued approximately 16.3 million shares of common stock in the Offerings for gross offering proceeds of $409.6 million ($375.6 million in Class A Shares and $34.0 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $39.4 million. In addition, as of December 31, 2017, the Company had paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $213,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.1 million.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 29, 2018, the Company announced that the Board established an updated estimated per share NAV of its common stock, as of December 31, 2017, of $22.18 per share for both Class A Shares and Class T Shares. As a result, commencing on March 29, 2018, the Company will offer Class A Shares in its primary portion of the Follow-on Offering for $24.37 per share, Class T Shares in its primary portion of the Follow-on Offering for $23.35 per share and Class A Shares and Class T Shares in its Second Amended and Restated DRIP for 22.18 per share, the updated estimated per share NAV as of December 31, 2017, as determined by the Board. Additionally, $22.18 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
The Company has used, and intends to continue using substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. The properties primarily will be single tenant properties leased to national and regional creditworthy tenants. The Company expects that the properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of December 31, 2017, the Company owned 136 properties, comprising 3.2 million rentable square feet of commercial space located in 33 states. As of December 31, 2017, the rentable space at these properties was 98.9% leased, including month-to-month agreements, if any.
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
Reclassifications
Certain amounts in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the current period presentation. The Company has chosen to break out distribution and stockholder servicing fees paid of $16,000 from offering costs on issuance of common stock of $8.17 million, which was previously reported in total as $8.19 million in the Company’s consolidated statements of cash flows for the year ended December 31, 2016. This reclassification had no effect on previously reported totals or subtotals. In connection with the adoption of Accounting Standards Update (“ASU”) 2016-18, as defined in “Recent Accounting Pronouncements,” transfers to or from restricted cash which have previously been shown in the Company’s investing activities section of the consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the consolidated statements of cash flows. This change resulted in an increase in cash flows from investing activities of $260,000 during the year ended December 31, 2016 and a decrease of $354,000 in cash flows from investing activities during the year ended December 31, 2015.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2017, 2016 or 2015.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2017 or 2016.
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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Prior to the adoption of ASU 2017-01 (as defined below) in April 2017, contingent consideration arrangements, including amounts funded through an escrow account, were recorded upon acquisition of the respective property at their estimated fair value, and any changes to the estimated fair value subsequent to acquisition were reflected in the accompanying consolidated statements of operations in acquisition-related fees and expenses. Upon adoption of ASU 2017-01 in April 2017, contingent consideration arrangements for asset acquisitions are recognized when the contingency is resolved. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, the Company will allocate the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases, based in each case on a relative fair value basis.
Cash and Cash Equivalents, Restricted Cash and Escrows
Cash and cash equivalents include cash in bank accounts, as well as investments in highly-liquid money market funds. The Company deposits cash with several high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company (“FDIC”) up to an insurance limit of $250,000. At times, the Company’s cash and cash equivalents may exceed federally insured levels. Although the Company bears risk on amounts in excess of those insured by the FDIC, it has not experienced and does not anticipate any losses due to the high quality of the institutions where the deposits are held.
The Company had $346,000 and $94,000 in restricted cash as of December 31, 2017 and 2016, respectively. Included in restricted cash were $94,000 held by lenders in lockbox accounts as of December 31, 2017 and 2016. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Restricted cash also included $2,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of December 31, 2017, as well as $250,000 in lender cash management accounts as of December 31, 2017.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheets to the combined amounts shown on the accompanying consolidated statements of cash flows (in thousands):

	As of December 31,
	2017	2016	2015
Cash and cash equivalents	$1,173	$19,161	$10,110
Restricted cash	346	94	354
Total cash and cash equivalents and restricted cash shown in the statement of cash flows	$1,519	$19,255	$10,464
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2017 and 2016, the Company had $183,000 and $296,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financial transactions that do not close are expensed in the period in which it is determined the financing will not close.
Distribution and Stockholder Servicing Fees
The Company pays CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offerings. Through October 4, 2016, the daily amount of the distribution and stockholder servicing fee payable was calculated to equal 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the calculation of the daily amount of the distribution and stockholder servicing fee was changed to equal 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of: (i) the end of the month in which the transfer agent, on the Company’s behalf, determines that total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of Class A Shares and Class T Shares in the primary offering (i.e., excluding proceeds from sales pursuant to the DRIP); (iii) the fourth anniversary of the last day of the month in which the offering in which such Class T Shares were purchased (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event (such as the sale of the Company, the sale of all or substantially all of the Company’s assets, a merger or similar transaction, the listing of the Company’s shares of common stock for trading on a national securities exchange or an alternative strategy that would result in a significant increase in the opportunities for stockholders to dispose of their shares). CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent NAV as such share.
The distribution and stockholder servicing fee is paid monthly in arrears. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital is recognized at the time each Class T Share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to Affiliates
CR V Advisors, and certain of its affiliates, received and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing and leasing of the properties of the Company.
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
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2017 and 2016, the Company had an allowance for uncollectible accounts of $40,000 and $1,000, respectively.
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
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for the years ended December 31, 2017, 2016 or 2015. Distributions per share is calculated based on the authorized daily distribution rate.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offering and Related Costs
CR V Advisors funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of aggregate gross proceeds from the Offerings. As of December 31, 2017, CR V Advisors had paid organization and offering costs in excess of the 2.0% in connection with the Offerings. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of aggregate gross proceeds from the Offerings. As the Company raises additional proceeds from the Offerings, these excess costs may become payable. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions, dealer manager fees and distribution and stockholder servicing fees in the period in which they become payable.
Reportable Segment
The Company’s commercial real estate assets consist of income-producing necessity retail properties that are primarily single-tenant or anchored shopping centers, which are leased to creditworthy tenants under long-term net leases. The commercial properties are geographically diversified throughout the United States and have similar economic characteristics. The Company’s management evaluates operating performance on an overall portfolio level; therefore, the Company’s properties are one reportable segment.
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
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) (Topic 605) and will require an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, the guidance should be applied to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In accordance with the Company’s plan for the adoption of ASU 2014-09, the Company’s implementation team has identified all of the Company’s revenue streams and real estate sales and concluded that upon adoption, there will not be a material impact on the Company’s consolidated financial statements and disclosures. The Company plans to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. In addition, the Company evaluated controls around the implementation of ASU 2014-09 and has concluded there will be no significant impact on the Company’s control structure.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require that a lessee recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. The lessor accounting model under ASU 2016-02 is similar to current guidance; however it limits the capitalization of initial direct leasing costs, such as internally generated costs. ASU 2016-02 retains a distinction between finance leases (i.e., capital leases under current GAAP) and operating leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. A modified retrospective approach is required for existing leases that have not expired upon adoption and provides for certain practical expedients. The Company is still evaluating the full impact of ASU 2016-02 on its consolidated financial statements; however, the Company plans to adopt ASU 2016-02 as of January 1, 2019 and anticipates that it will elect a practical expedient offered in ASU 2016-02 that allows an entity to not reassess the following upon adoption (elected as a group): (i) whether an expired or existing contract contains a lease arrangement; (ii) lease classification related to expired or existing lease arrangements; or (iii) whether costs incurred on expired or existing leases qualify as initial direct costs. As a result of the adoption, all leases for which we are the lessee, including ground leases (if any), will be recorded on the Company’s consolidated financial statements as either financing leases or operating leases with a related right of use asset and lease liability. In addition, certain executory and non-lease components, such as common area maintenance, may need to be accounted for separately from the lease component of the lease. Lease components will continue to be recognized on a straight-line basis over the lease term and certain non-lease components will be accounted for under the new revenue recognition

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

guidance in ASU 2014-09 as mentioned above. In January 2018, the FASB proposed amending Topic 842 to allow lessors the option to combine lease and non-lease components when certain criteria are met.
ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”) — The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income (loss), the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the consolidated balance sheets or the accompanying notes to the consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will adopt ASU 2016-01 during the first quarter of fiscal year 2018 and does not expect it will have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, and requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest date practicable. The Company adopted ASU 2016-15 during the fourth quarter of fiscal year 2017 and has determined that this standard is relevant to its presentation of debt prepayment and debt extinguishment costs and contingent consideration payments made after a business combination. Following the retrospective adoption of this standard, the Company determined these items did not have a material impact on the consolidated statements of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. In accordance with ASU 2016-18, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of ASU 2016-18 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-18 during the fourth quarter of 2017 and applied the standard retrospectively for all periods presented. Accordingly, for the years ended December 31, 2017, 2016 and 2015, the Company included restricted cash within cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows and removed the change in restricted cash from cash flows from investing activities. This change resulted in an increase in cash flows from investing activities of $260,000 during the year ended December 31, 2016 and a decrease of $354,000 in cash flows from investing activities during the year ended December 31, 2015.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company plans to adopt ASU 2017-05 effective January 1, 2018 using the modified retrospective approach and does not expect it will have a material impact on the Company’s consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. This ASU applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of this ASU, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU is required to be adopted using a modified retrospective approach with early adoption permitted. The Company plans to adopt ASU 2017-12 during the first quarter of fiscal year 2018 and does not expect that it will have a material impact on the Company’s consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2017, the estimated fair value of the Company’s debt was $311.4 million, compared to the carrying value of $309.6 million. The

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

estimated fair value of the Company’s debt was $256.4 million as of December 31, 2016, compared to the carrying value on that date of $255.4 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2017 and 2016, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2017 and 2016, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$845	$—	$845	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$238	$—	$238	$—
Financial liability:
Interest rate swap	$(634)	$—	$(634)	$—
NOTE 4 — REAL ESTATE ASSETS
2017 Property Acquisitions
During the year ended December 31, 2017, the Company acquired 20 commercial properties for an aggregate purchase price of $133.9 million (the “2017 Acquisitions”), of which 18 were accounted for as asset acquisitions and two were accounted for as business combinations as they were acquired prior to the Company’s adoption of ASU 2017-01 in April 2017. The Company funded the 2017 Acquisitions with net proceeds from the Offerings and available borrowings. The following table summarizes the consideration transferred for the 2017 Acquisitions (in thousands):

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2017 Acquisitions
Real estate assets:
Purchase price of asset acquisitions	$119,034
Purchase price of business combinations	14,878
Total purchase price of real estate assets acquired (1)	$133,912
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions is 13.4 years for acquired in-place leases and other intangibles, 16.6 years for acquired above-market leases and 12.9 years for acquired intangible lease liabilities.

Of the 2017 Acquisitions, 18 commercial properties, having an aggregate purchase price of $119.0 million, were accounted for as asset acquisitions (the “2017 Asset Acquisitions”). The aggregate purchase price of the 2017 Asset Acquisitions includes $3.5 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01, costs related to property acquisitions were expensed as incurred. The following table summarizes the purchase price allocation for the 2017 Asset Acquisitions purchased during the year ended December 31, 2017 (in thousands):

2017 Asset Acquisitions
Land	$26,647
Buildings and improvements	68,922
Acquired in-place leases and other intangibles	22,673
Acquired above-market leases	1,665
Intangible lease liabilities	(873)
Total purchase price	$119,034
Of the 2017 Acquisitions, two commercial properties, having an aggregate purchase price of $14.9 million, were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocations for the 2017 Business Combination Acquisitions purchased during the year ended December 31, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$2,099
Buildings and improvements	11,342
Acquired in-place leases and other intangibles	1,437
Total purchase price	$14,878
The Company recorded revenue for the year ended December 31, 2017 of $936,000 and net income for the year ended December 31, 2017 of $147,000 related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $407,000 of acquisition-related expenses for the year ended December 31, 2017, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
The following table summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income, on a pro forma basis, for the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Pro forma basis (unaudited):
Revenue	$45,568	$41,572
Net income	$1,644	$1,058
The unaudited pro forma information for the year ended December 31, 2017 was adjusted to exclude $407,000 of acquisition-related fees and expenses recorded during the period related to the 2017 Business Combination Acquisitions.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2016.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2016, nor does it purport to represent the results of future operations.
2016 Property Acquisitions
During the year ended December 31, 2016, the Company acquired four properties for an aggregate purchase price of $27.6 million (the “2016 Acquisitions”). The 2016 Acquisitions were accounted for as business combinations. The Company funded the 2016 Acquisitions with net proceeds from the Initial Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for the 2016 Acquisitions (in thousands):

2016 Acquisitions
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases and other intangibles (1)	1,762
Total purchase price	$27,614
_________________________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 11.7 years for the 2016 Acquisitions.
The Company recorded revenue for the year ended December 31, 2016 of $1.7 million and a net loss for the year ended December 31, 2016 of $333,000 related to the 2016 Acquisitions. In addition, the Company recorded $1.2 million of acquisition-related fees and expenses for the year ended December 31, 2016.
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
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2015 Property Acquisitions
During the year ended December 31, 2015, the Company acquired 33 properties for an aggregate purchase price of $86.4 million (the “2015 Acquisitions”). The 2015 Acquisitions were accounted for as business combinations. The Company funded the 2015 Acquisitions with net proceeds from the Initial Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation for the 2015 Acquisitions (in thousands):

2015 Acquisitions
Land	$19,395
Buildings and improvements	58,658
Acquired in-place leases and other intangibles (1)	7,974
Acquired above-market leases (2)	1,360
Intangible lease liabilities (3)	(961)
Total purchase price	$86,426
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 12.8 years for the 2015 Acquisitions.

(2)	The weighted average amortization period for acquired above-market leases was 10.5 years for the 2015 Acquisitions.

(3)	The weighted average amortization period for acquired intangible lease liabilities was 9.8 years for the 2015 Acquisitions.
The Company recorded revenue for the year ended December 31, 2015 of $4.7 million and a net loss for the year ended December 31, 2015 of $1.1 million related to the 2015 Acquisitions. In addition, the Company recorded $3.0 million of acquisition-related fees and expenses for the year ended December 31, 2015.
The following information summarizes selected financial information of the Company as if all of the 2015 Acquisitions were completed on March 18, 2014, the date the Company commenced principal operations. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the year ended December 31, 2015 and for the period from March 18, 2014 to December 31, 2014. (in thousands):

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
Property Concentrations
As of December 31, 2017, one of the Company’s tenants, Walgreens, accounted for 14% of the Company’s 2017 annualized rental income. As of December 31, 2017, no single geographical concentration accounted for greater than 10% of our 2017 annualized rental income. In addition, the Company had tenants in the pharmacy, discount store, sporting goods and grocery industries, which comprised 15%, 13%, 12% and 11%, respectively, of the Company’s 2017 annualized rental income.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2017	2016
In-place leases and other intangibles, net of accumulated amortization of $13,899 and $8,950, respectively (with a weighted average life remaining of 11.3 years and 11.5 years, respectively)	$56,443	$37,251
Acquired above-market leases, net of accumulated amortization of $2,519 and $1,684, respectively (with a weighted average life remaining of 11.8 years and 11.9 years, respectively)	6,407	5,578
	$62,850	$42,829
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. The following table summarizes the amortization expense related to the intangible lease assets for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
In-place lease and other intangible amortization	$5,001	$4,204	4,041
Above-market lease amortization	835	799	811
Estimated amortization expense related to the intangible lease assets as of December 31, 2017 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases
2018	$5,773	$745
2019	$5,452	$604
2020	$5,242	$550
2021	$5,176	$532
2022	$4,973	$517
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2017, the Company did not enter into any interest rate swap agreements. As of December 31, 2017, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2017 and 2016 (in thousands):

		Outstanding Notional Amount as of December 31, 2017	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of December 31,
	Balance Sheet Location					2017	2016
Interest Rate Swaps	Derivative assets, prepaid expenses and property escrow deposits (2)	$141,100	3.49% to 4.02%	12/31/2015 to 1/15/2016	4/25/2019 to 2/1/2021	$845	$238
_____________________________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2017.
(2) As of December 31, 2016, one of the interest rate swaps with an aggregate outstanding notional amount of $120.0 million was in a liability position with an aggregate fair value balance of $634,000 and is included in deferred rental income and other liabilities in the accompanying consolidated balance sheets.

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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the effective portion of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the years ended December 31, 2017, 2016 and 2015, the amounts reclassified were $659,000, $1.5 million and $4,000, respectively. During the next 12 months, the Company estimates that an additional $326,000 will be reclassified from other comprehensive income (loss) as an increase to interest expense.
Any ineffective portion of the change in fair value of the derivative instruments is recorded in interest expense. During the year ended December 31, 2017, $32,000 of the change in the fair value of the interest rate swaps were considered ineffective. There were no portions of the change in the fair value of the interest rate swaps that were considered ineffective during the year ended December 31, 2016.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of December 31, 2017, all derivative instruments were in an asset position. Therefore, there was no termination value as of December 31, 2017. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2017.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of December 31, 2017, the Company had $308.6 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 1.9 years and a weighted average interest rate of 4.0%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of December 31, 2017 and 2016, and the debt activity for the year ended December 31, 2017 (in thousands):

		During The Year Ended December 31, 2017
	Balance as of December 31, 2016	Debt Issuance, Net	Repayments	Accretion and (Amortization)	Balance as of December 31, 2017
Credit facility	$120,000	$134,700	$(37,700)	—	$217,000
Fixed rate debt	135,350	—	(42,750)	—	92,600
Total debt	$255,350	$134,700	$(80,450)	$—	$309,600
Net premiums (1)	108	—	—	(108)	—
Deferred costs (2)	(1,540)	—	—	499	(1,041)
Total debt, net	$253,918	$134,700	$(80,450)	$391	$308,559
____________________________________
(1) Net premiums on mortgage notes payable were recorded upon the assumption of the respective debt instruments. Amortization of these net premiums is recorded as a reduction to interest expense over the remaining term of the respective debt instruments using the effective-interest method.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Prior Credit Facility, as defined below.
As of December 31, 2017, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.49% to 4.45% per annum. The debt

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $155.5 million as of December 31, 2017. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
The Company has a modified credit agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”) as administrative agent, and the other lenders party thereto. The Prior Credit Agreement reduced the maximum amount of the revolving loans (the “Prior Revolving Loans”) under the original credit agreement from $300.0 million to $180.0 million, and added a term loan (the “Prior Term Loan”, and together with the Prior Revolving Loans, the “Prior Credit Facility”) in the amount of $120.0 million for a total capacity of $300.0 million under the Prior Credit Facility. The Prior Revolving Loans were set to mature on April 25, 2017; however, during the year ended December 31, 2017, the Company elected to extend the maturity date of the Prior Revolving Loans to April 25, 2018. The Prior Term Loan matures on April 25, 2019.
Subsequent to December 31, 2017, the Company entered into a new credit agreement (the “Credit Agreement”) that allows for borrowings of up to $350.0 million (the “Credit Facility”) and repaid the Prior Credit Agreement. The Credit Facility includes $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”). See Note 17 — Subsequent Events to our consolidated financial statements in this Annual Report on Form 10-K for additional terms of the Credit Facility.
Depending upon the type of loan specified, and overall leverage ratio, the Prior Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Eurodollar Rate”) plus an interest rate spread ranging from 1.90% to 2.45%, depending on the Company’s leverage ratio (as defined in the Prior Credit Agreement); or (ii) a base rate ranging from 0.90% to 1.45%, depending on the Company’s leverage ratio (as defined in the Prior Credit Agreement), plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Prior Credit Agreement); (b) the Federal Funds Effective Rate (as defined in the Prior Credit Agreement) plus 0.50%; or (c) one-month LIBOR multiplied by the statutory reserve rate plus 1.0%. As of December 31, 2017, the Prior Revolving Loans outstanding totaled $97.0 million at a weighted average interest rate of 3.9%, and the Prior Term Loan outstanding totaled $120.0 million, which was subject to an interest rate swap agreement (the “Prior Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Eurodollar Rate per annum beginning on December 31, 2015 through the maturity date of the Prior Swapped Term Loan. As of December 31, 2017, the all-in rate for the Prior Swapped Term Loan was 4.0%. The Company had $217.0 million of debt outstanding under the Prior Credit Facility as of December 31, 2017 at a weighted average interest rate of 4.0% and $83.0 million in unused capacity, subject to borrowing availability.
The Prior Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Prior Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $150.0 million plus 75% of the equity interests issued by the Company, a leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Prior Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of December 31, 2017.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2017 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2018	$97,000
2019	120,000
2020	388
2021	68,009
2022	428
Thereafter	23,775
Total	$309,600

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following (in thousands, except weighted average life remaining amounts):

	As of December 31,
	2017	2016
Acquired below-market lease intangibles, net of accumulated amortization of $1,678 and $1,123, respectively, (with a weighted average life remaining of 7.9 years and 8.1 years, respectively)
	$4,019	$3,708
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying consolidated statements of operations. The following table summarizes the amortization of the intangible lease liabilities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Below-market lease amortization	$561	$541	$535
Estimated amortization of the intangible lease liabilities as of December 31, 2017 for each of the five succeeding fiscal years is as follows (in thousands):

Year Ending December 31,	Amortization of Below-Market Leases
2018	$594
2019	$555
2020	$479
2021	$460
2022	$380
NOTE 9 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$10,696	$8,597	$6,701
Distributions declared and unpaid	$2,049	$1,663	$1,218
Change in accrued distribution and stockholder servicing fees, dealer manager fees and other offering costs	$1,013	$322	$20
Accrued capital expenditures	$70	$—	$—
Change in fair value of interest rate swaps	$1,209	$737	$(1,133)
Supplemental Cash Flow Disclosures:
Interest paid	$10,466	$10,973	$9,528
NOTE 10 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of December 31, 2017, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in two retail properties, subject to meeting certain criteria, for an aggregate purchase price of $11.1

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million, exclusive of closing costs. As of December 31, 2017, the Company had $225,000 of property escrow deposits held by escrow agents in connection with these potential property acquisitions. These deposits are included in the accompanying consolidated balance sheets in derivative assets, prepaid expenses, property escrow deposits and other assets and could be forfeited under certain circumstances. As of December 31, 2017, the escrow deposits had not been forfeited. These potential acquisitions are subject to customary closing conditions, and the Company can give no assurance that these closings will occur.
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
Selling commissions and dealer manager fees
In connection with the Offerings, CCO Capital, the Company’s dealer manager, which is affiliated with CR V Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offerings for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. The Company has been advised that CCO Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCO Capital receives 2.0% of gross offering proceeds from the primary portion of the Offerings for both Class A Shares and Class T Shares as a dealer manager fee in connection with the primary portion of the Offerings. CCO Capital, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of December 31, 2017, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. As the Company raises additional proceeds from the Offerings, these excess amounts may become payable.
Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCO Capital a distribution and stockholder servicing fee for Class T Shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital is recognized at the time each Class T Share is sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

account, or a lower limit agreed upon between the dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the offering in which such Class T Shares were purchased (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, that acquisition expenses are not included in the contract purchase price of the property. Additionally, CR V Advisors or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company.
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
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the years ended December 31, 2017, 2016 and 2015, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2017, 2016 and 2015, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Selling commissions	$4,021	$4,691	$3,261
Dealer manager fees	$1,553	$1,642	$1,024
Other organization and offering expenses	$1,766	$1,816	$1,177
Distribution and stockholder servicing fees (1)	$197	$16	$—
Acquisition fees and expenses (2)	$3,077	$690	$2,167
Advisory fees and expenses (2)	$5,442	$4,841	$3,973
Operating expenses (2)	$2,100	$2,035	$1,721
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $1.1 million, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

(2)
During the year ended December 31, 2015, CR V Advisors permanently waived its rights to expense reimbursements totaling $250,000, which are excluded from the table above as the Company is not responsible for these sums. No expense reimbursements were waived during the years ended December 31, 2016 and 2017.

Services Agreement
Pursuant to the Services Agreement, VEREIT OP will continue to provide certain services to CCO Group and to the Company, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Despite the indirect change of ownership and control of our advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services the Company receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. During the Initial Services Term of the Services Agreement, CCO Group, LLC intends to evaluate and effectuate an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
Due to/from Affiliates
As of December 31, 2017 and 2016, $1.8 million and $1.3 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates. These amounts were primarily for advisory and operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
As of December 31, 2017, $14,000 was due from CR V Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due from CR V Advisors or its affiliates as of December 31, 2016.
Transactions
The Company incurred $484,000 and $111,000 of interest expense related to the Series C Loan during the years ended December 31, 2015 and 2016, respectively. In addition, during the year ended December 31, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Accordingly, the Company did not incur any interest expense related to the Series C Loan during the year ended December 31, 2017.
NOTE 12 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CR V Advisors or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CR V Advisors or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 13 — STOCKHOLDERS’ EQUITY
As of December 31, 2017 and 2016, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million Class A Shares and 245.0 million Class T Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On or before June 19, 2013, the Company sold 20,000 shares of common stock, at $10.00 per share, to CREInvestments, LLC and its predecessor. The Company’s Board may authorize additional shares of capital stock and designate the terms of such additional shares of capital stock without obtaining stockholder approval. Effective as of February 7, 2014, the Company effected the Reverse Stock Split, resulting in 8,000 shares of the Company’s common stock issued and outstanding. On February 7, 2014, the ownership of such shares was transferred to VEREIT OP. Upon completion of the Transaction on February 1, 2018, the ownership of such shares was transferred by VEREIT OP to CR V Advisors. Pursuant to the Company’s Charter, CR V Advisors is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CR V Advisors may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Until April 8, 2016, the purchase price per share under the DRIP was $23.75 for Class A Shares. Commencing on April 11, 2016, the purchase price per share under the DRIP was $24.00 per share for Class A Shares and $24.00 per share for Class T Shares, the estimated per share NAV as determined by the Board. On March 24, 2017, the Board established an estimated per share NAV of the Company’s common stock, as of December 31, 2016, of $24.00 per share. Therefore, from April 11, 2016 to March 28, 2018, distributions continued to be reinvested in shares of the Company’s

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

common stock pursuant to the DRIP at a price of $24.00 per share, the estimated per share NAV as of December 31, 2016, as determined by the Board.
On March 29, 2018, the Board established an updated estimated per share NAV of the Company’s common stock, as of December 31, 2017, of $22.18 per share. Therefore, distributions will be reinvested in shares of the Company’s common stock pursuant to the DRIP at a price of $22.18 per share, the updated estimated per share NAV as of December 31, 2017, as determined by the Board. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon 10 days’ prior written notice to the stockholders. During the years ended December 31, 2017, 2016 and 2015, approximately 446,000, 359,000 and 282,000 shares, respectively, were purchased under the DRIP for $10.7 million, $8.6 million and $6.7 million respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
The redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recent estimated per share NAV as determined by the Board; after two years from the purchase date, 97.5% of the most recent estimated per share NAV as determined by the Board; and after three years from the purchase date, 100% of the most recent estimated per share NAV as determined by the Board. The redemption price for shares purchased pursuant to the DRIP will be 100% of the most recent estimated per share NAV. Prior to April 11, 2016, the purchase price paid for each share in the primary portion of the Initial Offering served as the most recent estimated per share value for purposes of the share redemption program. From April 11, 2016 to March 28, 2018, $24.00 per share served as the most recent estimated per share NAV for purposes of the share redemption program. As a result of the Board’s determination of an updated estimated value of the Company’s shares of common stock, the updated estimated per share NAV of $22.18, as of December 31, 2017, will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 29, 2018, until such time as the Board determines a new estimated per share NAV. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 29, 2018 in Note 17 — Subsequent Events.
Upon receipt of a request for redemption, the Company may conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. If the Company cannot purchase all shares presented for redemption in any fiscal quarter, based upon insufficient cash available and/or the limit on the number of shares the Company may redeem during any quarter or year, the Company will give priority to the redemption of deceased stockholders’ shares. The Company next will give priority to requests for full redemption of accounts with a balance of 100 shares or less at the time the Company receives the request, in order to reduce the expense of maintaining small accounts. Thereafter, the Company will honor the remaining quarterly redemption requests on a pro rata basis. Following such quarterly redemption period, the unsatisfied portion of the prior redemption request must be resubmitted, prior to the last day of the new quarter. Unfulfilled requests for redemption will not be carried over automatically to subsequent redemption periods.
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice to the stockholders. During the years ended December 31, 2017, 2016 and 2015, the Company redeemed approximately 492,000, 194,000 and 37,000 shares, respectively, under the share redemption program for $11.7 million, $4.6 million and $895,000, respectively. During the year ended December 31, 2017, redemption requests relating to approximately 118,000 shares went unfulfilled.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2017 and ending on June 30, 2018. Our board of directors authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day commencing on January 1, 2017 and ending on June 30, 2018, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2017, the Company had distributions payable of $2.0 million.
NOTE 14 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
Character of Distributions:	2017	2016	2015
Ordinary dividends	21.0%	10.5%	33.6%
Nondividend distributions	79.0%	89.5%	66.4%
Total	100.0%	100.0%	100.0%
During the years ended December 31, 2017, 2016 and 2015, the Company distributed as dividends to its stockholders 100% of its taxable income for federal income tax purposes. Accordingly, no provision for federal income taxes related to such taxable income was recorded on the Company’s financial statements. During the years ended December 31, 2017, 2016 and 2015, the Company incurred state and local income and franchise taxes of $150,000, $60,000, and $92,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2017, 2016 and 2015. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
In December 2017, the Tax Cuts and Jobs Act was signed into law, which in addition to reducing corporate and individual tax rates, eliminates or restricts various deductions. The Tax Cuts and Jobs Act makes numerous large and small changes to the tax rules that do not affect the Company’s REIT qualification rules directly.
NOTE 15 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases had a weighted-average remaining term of 10.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of December 31, 2017, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2018	$44,021
2019	43,646
2020	42,821
2021	42,277
2022	40,602
Thereafter	269,480
Total	$482,847

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,983	$10,848	$11,749	$12,790
Acquisition-related expenses	$470	$22	$35	$211
Operating income	$2,502	$3,210	$3,678	$3,670
Net (loss) income	$(102)	$450	$718	$443
Basic and diluted net (loss) income per share - Class A common stock (1), (2)	$(0.01)	$0.03	$0.05	$0.03
Distributions declared per common share - Class A common stock (1), (2)	$0.387	$0.393	$0.397	$0.398
Basic and diluted net loss per share - Class T common stock (1), (2)	$(0.06)	$(0.02)	$(0.01)	$(0.03)
Distributions declared per common share - Class T common stock (1), (2)	$0.387	$0.393	$0.397	$0.398
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
(2) Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274) under the Securities Act and declared effective by the SEC on August 1, 2017, the Company commenced the Follow-on Offering of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the DRIP.

	December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,767	$10,445	$10,041	$10,185
Acquisition-related expenses	$1,250	$24	$2	$10
Operating income	$1,783	$3,017	$3,026	$3,267
Net (loss) income	$(1,315)	$(39)	$(20)	$189
Basic and diluted net (loss) income per share - Class A common stock (1)	$(0.13)	$(0.00)	$(0.00)	$0.02
Distributions declared per common share - Class A common stock	$0.391	$0.392	$0.396	$0.396
Basic and diluted net loss per share - Class T common stock (1), (2)	$—	$(0.05)	$(0.05)	$(0.04)
Distributions declared per common share - Class T common stock (2)	$—	$0.219	$0.396	$0.396
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
(2) In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 for the Initial Offering, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Initial Offering, in Class T Shares, along with up to $1,375,000,000 in Class A Shares.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2017:
Redemption of Shares of Common Stock
Subsequent to December 31, 2017, the Company redeemed approximately 118,000 shares for $2.8 million at an average per share price of $23.66 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2017 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended December 31, 2017 totaling approximately 118,000 shares went unfulfilled.
Credit Facility and Notes Payable
Subsequent to December 31, 2017, the Company entered into the Credit Agreement that allows for borrowings of up to $350.0 million and repaid the Prior Credit Agreement. The Credit Agreement includes $220.0 million in Term Loans and $130.0 million in Revolving Loans. The Term Loan matures on March 27, 2023. The Revolving Loans mature on March 28, 2022; however the Company may elect to extend the maturity date of the Revolving Loans to March 28, 2023 subject to satisfying certain conditions described in the Credit Agreement.
Acquisition of Real Estate Assets
Subsequent to December 31, 2017, the Company acquired two real estate properties for an aggregate purchase price of $11.5 million that were accounted for as asset acquisitions. The acquisitions were funded with net proceeds from the Offerings and available borrowings. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 in these consolidated financial statements for these properties.
Sale of Cole Capital
As described in Note 1 — Organization and Business, on February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the Company’s dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries, and CCO Group, LLC owns and controls CR V Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offerings and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into the Services Agreement pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Cole REITs, including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Estimated Per Share NAV
On March 29, 2018, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2017, of $22.18 per share for both Class A Shares and Class T Shares. Commencing on March 29, 2018, the Company will offer Class A Shares in the primary portion of the Follow-on Offering for $24.37 per share, Class T Shares in the primary portion of the Follow-on Offering for $23.35 per share and Class A Shares and Class T Shares in the DRIP for $22.18 per share. Pursuant to the terms of the Company’s share redemption program, commencing on March 29, 2018, the updated estimated per share NAV of $22.18 for both Class A Shares and Class T Shares, as of December 31, 2017, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Real Estate Held for Investment the Company Has Invested in Under Operating Leases:
Aaron’s:
Arkadelphia, AR	(g)	$125	$748	$—	$873	$57	12/12/2014	2014
Academy Sports:
Cartersville, GA	(g)	1,384	7,427	—	8,811	706	6/27/2014	2014
Advance Auto:
Fairmont, NC	(g)	56	949	—	1,005	92	3/18/2014	2004
Hampton, VA	(g)	474	759	—	1,233	43	9/25/2015	2005
Stratford, CT	(g)	1,140	1,395	—	2,535	68	2/8/2016	2015
Aspen Dental:
Rogers, AR	(g)	592	1,090	—	1,682	61	11/9/2015	2014
Bass Pro Shop:
Portage, IN	(g)	1,400	4,044	87	5,531	360	10/22/2014	2006
Blankenbaker Plaza:
Louisville, KY	$9,894	3,557	11,430	223	15,210	979	10/23/2014	1999
Brynwood Square:
Rockford, IL	(g)	1,194	10,515	5	11,714	1,152	10/23/2014	1983
Bob Evans:
Gallipolis, OH	(g)	189	1,726	—	1,915	41	4/28/2017	1987
Hagerstown, MD	(g)	644	1,503	—	2,147	33	4/28/2017	1995
Mansfield, OH	(g)	719	983	—	1,702	26	4/28/2017	1989
Monroe, MI	(g)	477	1,514	—	1,991	34	4/28/2017	2004
Northwood, OH	(g)	231	1,738	—	1,969	39	4/28/2017	1998
Peoria, IL	(g)	205	790	—	995	16	4/28/2017	2004
Piqua, OH	(g)	416	1,359	—	1,775	34	4/28/2017	1989
Buffalo Wild Wings & Shoe Carnival:
Salina, KS	(g)	689	2,023	—	2,712	185	1/26/2015	2014
Burger King:
Yukon, OK	(g)	519	587	—	1,106	49	9/30/2014	2000
Burlington Coat Factory:
Bangor, ME	(g)	1,124	3,890	—	5,014	349	12/22/2014	2001
Camping World:
Fort Myers, FL	(g)	2,925	4,308	—	7,233	92	4/11/2017	2003
CVS:
Riverton, NJ	(g)	699	4,657	—	5,356	429	6/30/2014	2007
Derby Marketplace:
Derby, KS	(g)	1,667	8,675	—	10,342	111	8/22/2017	2015
Dollar General:
Athens, WV	(g)	400	1,132	—	1,532	94	1/16/2015	2014
Autaugaville, AL	(g)	130	827	—	957	64	2/26/2015	2014
Bluefield, WV	(g)	250	993	—	1,243	81	6/29/2015	2015
Braham, MN	(g)	66	906	—	972	74	10/24/2014	2014
Charleston, WV	(g)	383	963	—	1,346	79	2/27/2015	2014
Charleston, WV	(g)	361	863	—	1,224	73	6/29/2015	2015
Clarion, IA	(g)	128	860	—	988	71	10/24/2014	2014

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Dollar General (continued):
Collinsville, AL	(g)	$139	$870	$—	$1,009	$73	11/20/2014	2014
Dothan, AL	(g)	208	722	—	930	57	2/26/2015	2014
Elmwood, IL	(g)	154	808	—	962	68	9/3/2014	2012
Glouster, OH	(g)	334	986	—	1,320	80	3/24/2015	2015
Huntington, WV	(g)	293	1,023	—	1,316	72	5/15/2015	2015
Huntington, WV	(g)	278	989	—	1,267	83	9/29/2014	2014
Junction City, OH	(g)	68	823	—	891	69	9/25/2014	2014
Lineville, AL	(g)	102	1,128	—	1,230	88	2/26/2015	2014
Logansport, IN	(g)	69	942	—	1,011	96	3/31/2014	2014
Moundridge, KS	(g)	190	668	—	858	70	3/18/2014	2014
Oneonta, AL	(g)	93	917	—	1,010	77	11/20/2014	2014
Pipestone, MN	(g)	130	891	—	1,021	75	9/19/2014	2014
Ridgeley, WV	(g)	73	1,122	—	1,195	92	2/27/2015	2014
Selma, AL	(g)	18	851	—	869	66	2/26/2015	2014
Selma, AL	(g)	146	903	—	1,049	76	11/4/2014	2014
Semmes, AL	(g)	139	837	—	976	65	2/26/2015	2014
Shorter, AL	(g)	91	935	—	1,026	79	11/20/2014	2014
Sissonville, WV	(g)	344	827	—	1,171	67	3/24/2015	2015
South Charleston, WV	(g)	335	991	—	1,326	77	4/6/2015	2014
Talladega, AL	(g)	82	789	—	871	62	2/26/2015	2014
Virden, IL	(g)	65	1,111	—	1,176	88	11/14/2014	2014
Wakarusa, IN	(g)	161	1,038	—	1,199	88	9/3/2014	2012
Willard, MO	(g)	258	904	—	1,162	76	11/14/2014	2014
Wolcottville, IN	(g)	151	910	—	1,061	77	9/3/2014	2013
Duluth Trading:
Noblesville, IN	(g)	958	3,856	—	4,814	96	3/29/2017	2017
Fairlane Green II:
Allen Park, MI	(g)	8,551	6,866	—	15,417	103	8/30/2017	2006
Family Dollar:
Bearden, AR	(g)	86	678	—	764	50	3/23/2015	2014
Cabot, AR	(g)	220	895	—	1,115	66	2/13/2015	2014
Columbus, OH	(g)	359	1,032	—	1,391	84	2/20/2015	2014
Hobbs, NM	(g)	350	782	—	1,132	62	12/19/2014	2014
Lewiston, ME	(g)	295	1,015	—	1,310	91	2/13/2015	2014
Morgan, UT	(g)	235	858	—	1,093	83	8/18/2014	2013
New Roads, LA	(g)	122	759	—	881	55	3/23/2015	2014
Roswell, NM	(g)	379	739	—	1,118	64	9/12/2014	2014
Salina, UT	(g)	224	913	—	1,137	87	8/18/2014	2014
San Antonio, TX	(g)	345	905	—	1,250	80	12/12/2014	2014
San Antonio, TX	(g)	344	1,024	—	1,368	85	2/20/2015	2014
Talladega, AL	(g)	186	968	—	1,154	78	12/12/2014	2014
Tennessee Colony, TX	(g)	89	829	—	918	70	11/21/2014	2014
Valley, AL	(g)	184	928	—	1,112	71	2/13/2015	2014
Walthourville, GA	(g)	327	952	—	1,279	73	2/13/2015	2014
Warrenville, SC	(g)	98	1,014	—	1,112	78	2/27/2015	2014

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
Fresh Thyme:
Lafayette, IN	(g)	$410	$6,208	$—	$6,618	$576	10/17/2014	2014
Ypsilanti Township, MI	(g)	1,141	7,486	—	8,627	200	2/21/2017	2016
Houma Crossing:
Houma, LA	$12,264	5,359	17,574	35	22,968	1,691	9/25/2014	2008
Hy-Vee:
Omaha, NE	(g)	2,225	7,020	—	9,245	145	5/15/2017	1998
Kohl’s:
Eagan, MN	(g)	3,226	5,579	6	8,811	283	2/18/2016	1994
Kroger:
Bay City, MI	(g)	1,045	5,224	—	6,269	483	9/24/2014	2012
Lawton Marketplace:
Lawton, OK	19,247	3,169	29,070	—	32,239	2,704	11/5/2014	2013
Lowe’s:
Hermitage, PA	(g)	2,499	10,517	—	13,016	501	3/9/2016	1996
Mattress Firm:
Draper, UT	(g)	651	1,510	—	2,161	131	12/19/2014	2014
Lake City, FL	(g)	656	1,075	—	1,731	87	12/9/2014	2014
Raleigh, NC	(g)	431	1,121	—	1,552	98	9/12/2014	2014
Muncie Marketplace:
Muncie, IN	(g)	2,761	12,461	—	15,222	869	6/15/2015	2014
O’Reilly Auto Parts:
Bennettsville, SC	(g)	375	910	—	1,285	60	6/9/2015	2014
Flowood, MS	(g)	576	921	—	1,497	47	1/29/2016	2015
Iron Mountain, MI	(g)	121	1,211	—	1,332	95	11/21/2014	2014
Pick ’N Save:
Waterford, WI	(g)	684	3,317	—	4,001	25	10/2/2017	1995
Waupaca, WI	(g)	2,066	7,294	—	9,360	9	12/22/2017	2001
Raising Cane’s:
Murphy, TX	(g)	648	1,960	—	2,608	167	9/30/2014	2014
Reno, NV	(g)	1,119	2,174	—	3,293	177	12/18/2014	2002
Shoppes of Gary Farms:
Bowling Green, KY	11,206	2,039	13,730	24	15,793	1,194	11/24/2014	2013
Shops at Abilene:
Abilene, TX	14,989	3,414	21,270	188	24,872	1,932	12/11/2014	2004
Stop & Shop:
North Kingstown, RI	(g)	668	998	—	1,666	85	8/6/2014	1979
Sprouts:
Lawrence, KS	(g)	1,957	5,515	—	7,472	22	11/27/2017	2015
Tractor Supply:
Blytheville, AR	(g)	169	2,413	—	2,582	222	3/11/2015	2014
Carlyle, IL	(g)	289	2,566	—	2,855	10	11/3/2017	2017
Logan, WV	(g)	608	2,822	—	3,430	32	8/10/2017	2016
Midland, NC	(g)	213	2,317	—	2,530	219	6/20/2014	2013
Shelbyville, IL	(g)	287	2,556	—	2,843	10	11/3/2017	2017

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2017	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis	(b) (c) (d)	(d) (e) (f)	Acquired	Constructed
United Oil:
Carson, CA	(g)	$3,774	$1,892	$—	$5,666	$156	9/30/2014	2011
Fallbrook, CA	(g)	3,037	725	—	3,762	60	9/30/2014	2012
Harbor City, CA	(g)	2,391	1,096	—	3,487	91	9/30/2014	2002
Hawthorne, CA	(g)	1,744	363	—	2,107	30	9/30/2014	2002
Lakewood, CA	(g)	2,457	1,423	—	3,880	118	9/30/2014	1997
Long Beach, CA	(g)	2,129	777	—	2,906	65	9/30/2014	2003
Los Angeles, CA	(g)	3,499	860	—	4,359	71	9/30/2014	2001
Los Angeles, CA	(g)	2,761	1,235	—	3,996	102	9/30/2014	1999
San Clemente, CA	(g)	3,447	985	—	4,432	82	9/30/2014	2003
San Diego, CA	(g)	2,002	284	—	2,286	23	9/30/2014	2006
San Diego, CA	(g)	3,633	783	—	4,416	65	9/30/2014	2009
San Diego, CA	(g)	1,767	705	—	2,472	59	9/30/2014	2014
Santa Ana, CA	(g)	2,090	598	—	2,688	49	9/30/2014	2008
Village at Chapel Hill:
Douglasville, GA	(g)	2,481	10,504	36	13,021	974	1/27/2015	2009
Vitamin Shoppe:
Taylor, MI	(g)	820	399	—	1,219	30	1/29/2015	2015
Walgreens:
Baton Rouge, LA	(g)	822	4,257	—	5,079	352	9/26/2014	2006
Clinton Township, MI	$4,275	2,399	2,977	—	5,376	254	11/26/2014	2000
Delavan, WI	(g)	245	4,022	—	4,267	333	9/26/2014	2006
Edmond, OK	(g)	889	3,206	—	4,095	272	8/8/2014	2007
Greenville, OH	(g)	953	3,164	—	4,117	242	12/15/2014	2006
Harrison, AR	4,825	353	5,184	—	5,537	452	11/26/2014	2005
Houma, LA	(g)	1,343	3,100	—	4,443	257	9/26/2014	2007
Indianapolis, IN	4,675	1,238	4,734	—	5,972	415	11/26/2014	1999
Kilgore, TX	(g)	588	5,074	—	5,662	455	6/27/2014	2007
Kokomo, IN	(g)	204	3,408	—	3,612	282	9/26/2014	2006
Lees Summit, MO	4,250	1,008	4,270	—	5,278	372	11/26/2014	1997
Lubbock, TX	(g)	845	3,598	—	4,443	298	9/26/2014	2006
Richmond, IN	(g)	138	4,923	—	5,061	407	9/26/2014	2006
Salisbury, NC	(g)	920	3,246	—	4,166	268	9/26/2014	2006
San Antonio, TX	(g)	2,051	6,379	—	8,430	526	9/26/2014	2005
Siloam Springs, AR	3,900	933	4,146	—	5,079	361	11/26/2014	2007
Slidell, LA	3,075	1,557	2,714	—	4,271	235	11/26/2014	1996
Sulphur, LA	(g)	1,019	2,875	—	3,894	238	9/26/2014	2006
Whiteville, NC	(g)	888	3,453	—	4,341	286	9/26/2014	2007
West Marine:
Chicago, IL	(g)	5,546	5,748	—	11,294	352	8/28/2015	2015
Western Crossing:
Jacksonville, NC	(g)	2,507	8,370	—	10,877	94	8/18/2017	2015
Winn-Dixie:
Amite, LA	(g)	286	2,297	—	2,583	288	9/30/2014	1994
	$92,600	$142,987	$416,245	$604	$559,836	$29,777

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

_____________________________________
(a) As of December 31, 2017, the Company owned 127 retail properties and nine anchored shopping centers.
(b) The aggregate cost for federal income tax purposes was $648.6 million.
(c) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$450,556	$424,404	$346,353
Additions:
Acquisitions	109,010	25,852	78,051
Improvements	270	300	—
Total additions	109,280	26,152	78,051
Balance, end of period	$559,836	$450,556	$424,404
(d) Gross intangible lease assets of $79.3 million and the associated accumulated amortization of $16.4 million are not reflected in the table above.
(e) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$19,295	$10,058	$1,563
Additions:
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	10,238	9,208	8,493
Improvements - Depreciation expense for tenant improvements and building equipment	244	29	2
Total additions	10,482	9,237	8,495
Balance, end of period	$29,777	$19,295	$10,058
(f) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(g) Property is included in the Prior Credit Facility’s borrowing base. As of December 31, 2017, the Company had $217.0 million outstanding under the Prior Credit Facility.