Form 10-Q
period 2018-03-31
Cole Credit Property Trust V, Inc.
filed 2018-05-15
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-55437

COLE CREDIT PROPERTY TRUST V, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1958593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2325 East Camelback Road, 10th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2018, there were approximately 14.5 million shares of Class A common stock, par value $0.01 per share, and 1.6 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$144,748	$142,986
Buildings and improvements	425,776	416,850
Intangible lease assets	79,797	79,268
Total real estate assets, at cost	650,321	639,104
Less: accumulated depreciation and amortization	(50,767)	(46,196)
Total real estate assets, net	599,554	592,908
Cash and cash equivalents	1,661	1,173
Restricted cash	347	346
Derivative assets, prepaid expenses and other assets	1,897	1,546
Rents and tenant receivables, net	6,958	7,021
Deferred costs, net	1,117	183
Total assets	$611,534	$603,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$310,116	$308,559
Accounts payable and accrued expenses	3,843	2,969
Due to affiliates	1,703	1,787
Intangible lease liabilities, net	3,861	4,019
Distributions payable	2,108	2,049
Deferred rental income and other liabilities	1,386	1,133
Total liabilities	323,017	320,516
Commitments and contingencies
Redeemable common stock	10,288	10,243
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,480,748 and 14,241,888 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	145	142
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,581,569 and 1,347,920 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	16	13
Capital in excess of par value	352,275	341,472
Accumulated distributions in excess of earnings	(75,571)	(70,022)
Accumulated other comprehensive income	1,364	813
Total stockholders’ equity	278,229	272,418
Total liabilities, redeemable common stock and stockholders’ equity	$611,534	$603,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$11,496	$9,008
Tenant reimbursement income	1,567	975
Total revenues	13,063	9,983
Operating expenses:
General and administrative	969	1,162
Property operating	731	460
Real estate tax	1,141	723
Advisory fees and expenses	1,446	1,263
Acquisition-related	1	470
Depreciation and amortization	4,626	3,403
Total operating expenses	8,914	7,481
Operating income	4,149	2,502
Other income (expense):
Interest expense and other, net	(3,605)	(2,604)
Net income (loss)	$544	$(102)

Class A Common Stock:
Net income (loss)	$569	$(74)
Basic and diluted weighted average number of common shares outstanding	14,366,573	12,702,418
Basic and diluted net income (loss) per common share	$0.04	$(0.01)
Distributions declared per common share	$0.39	$0.39

Class T Common Stock:
Net loss	$(25)	$(28)
Basic and diluted weighted average number of common shares outstanding	1,454,851	429,847
Basic and diluted net loss per common share	$(0.02)	$(0.06)
Distributions declared per common share	$0.39	$0.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$544	$(102)
Other comprehensive income
Unrealized gain on interest rate swaps	543	243
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(24)	268
Total other comprehensive income	519	511
Total comprehensive income	$1,063	$409
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
Cumulative effect of accounting changes	—	—	—	—	—	(32)	32	—
Issuance of common stock	356,872	4	233,649	3	15,009	—	—	15,016
Distributions declared	—	—	—	—	—	(6,061)	—	(6,061)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(844)	—	—	(844)
Other offering costs	—	—	—	—	(301)	—	—	(301)
Distribution and stockholder servicing fees	—	—	—	—	(225)	—	—	(225)
Redemptions of common stock	(118,012)	(1)	—	—	(2,791)	—	—	(2,792)
Changes in redeemable common stock	—	—	—	—	(45)	—	—	(45)
Comprehensive income	—	—	—	—	—	544	519	1,063
Balance, March 31, 2018	14,480,748	$145	1,581,569	$16	$352,275	$(75,571)	$1,364	$278,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$544	$(102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	4,678	3,467
Bad debt expense	148	—
Straight-line rental income	(383)	(249)
Amortization of deferred financing costs	254	349
Write-off of deferred financing costs	148
Gain on extinguishment of debt	—	(108)
Changes in assets and liabilities:
Rents and tenant receivables	298	75
Prepaid expenses and other assets	(66)	(60)
Accounts payable and accrued expenses	932	652
Deferred rental income and other liabilities	253	453
Due to affiliates	(225)	(220)
Due from affiliates	9	—
Net cash provided by operating activities	6,590	4,257
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(11,550)	(14,879)
Payment of property escrow deposits	—	(375)
Refund of property escrow deposits	225	359
Net cash used in investing activities	(11,325)	(14,895)
Cash flows from financing activities:
Proceeds from issuance of common stock	12,179	26,184
Redemptions of common stock	(2,792)	(692)
Offering costs on issuance of common stock	(1,145)	(2,557)
Distribution and stockholder servicing fees paid	(84)	(26)
Proceeds from credit facility and notes payable	229,000	27,000
Repayments of credit facility and notes payable	(226,000)	(46,750)
Distributions to investors	(3,165)	(2,532)
Deferred financing costs paid	(2,769)	(375)
Net cash provided by financing activities	5,224	252
Net increase (decrease) in cash and cash equivalents	489	(10,386)
Cash and cash equivalents and restricted cash, beginning of period	1,519	19,255
Cash and cash equivalents and restricted, end of period	$2,008	$8,869
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,661	$8,524
Restricted cash	347	345
Total cash and cash equivalents and restricted cash	$2,008	$8,869
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$2,108	$1,794
Change in accrued distribution and stockholder servicing fees	$225	$229
Accrued capital expenditures	$2	$—
Common stock issued through distribution reinvestment plan	$2,837	$2,414
Accrued deferred financing costs	$10	$—
Change in fair value of interest rate swaps	$519	$511
Supplemental cash flow disclosures:
Interest paid	$3,259	$2,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)
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
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCIT II, CCIT III, Cole Income NAV Strategy and the Company collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
Effective as of March 4, 2016, the Company changed the designation of its common stock to Class A common stock (the “Class A Shares”) and then reclassified a portion of its Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to the Company’s Articles of Amendment and Restatement (the Articles of Amendment and Restatement, the Articles of Amendment and the Articles Supplementary, each as amended and supplemented from time to time, are collectively referred to herein as the “Charter”). All shares of common stock issued and outstanding prior to the filing on March 4, 2016 of

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

the Articles of Amendment and the Articles Supplementary were designated as Class A Shares following the filing of the Articles of Amendment and the Articles Supplementary. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in the Charter, that are payable in connection with the Class T Shares. In addition, the Charter provides that, in the event of a liquidation of the Company’s assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
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
On April 11, 2016, the Company announced that the Board established an estimated per share net asset value (“NAV”) of the Company’s common stock, as of February 29, 2016, of $24.00 per share for purposes of assisting broker-dealers participating in the Initial Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. As a result, effective April 11, 2016, the Company revised the offering price of Class A Shares in the primary portion of the Initial Offering to be $26.37 per share (representing the $24.00 estimated per share NAV plus applicable selling commissions and dealer manager fees) and revised the offering price of Class A Shares pursuant to the Original DRIP to be $24.00 per share (the estimated per share NAV). The Company’s estimated per share NAV as of February 29, 2016 was not audited or reviewed by its independent registered public accounting firm. In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 for the Initial Offering, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Initial Offering, in Class T Shares at a price of $25.26 per share in the primary portion of the Initial Offering (representing the $24.00 estimated per share NAV plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Initial Offering. The Company also began offering Class A Shares and Class T Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share.
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
On March 29, 2018, the Company announced that the Board established an updated estimated per share NAV of its common stock, as of December 31, 2017, of $22.18 per share for both Class A Shares and Class T Shares. As a result, commencing on March 29, 2018, the Company is offering Class A Shares in its primary portion of the Follow-on Offering for $24.37 per share, Class T Shares in its primary portion of the Follow-on Offering for $23.35 per share and Class A Shares and Class T Shares in its Second Amended and Restated DRIP for $22.18 per share. Additionally, as of March 29, 2018, $22.18 per share serves as the estimated per share NAV for purposes of the share redemption program.
As of March 31, 2018, the Company had issued approximately 16.9 million shares of common stock in the Offerings for gross offering proceeds of $424.6 million ($384.7 million in Class A Shares and $39.9 million in Class T Shares) before organization and offering costs, selling commissions, and dealer manager fees of $40.5 million. In addition, as of March 31,

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

2018, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $297,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.3 million.
The Company has used, and intends to continue using, substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. The properties primarily will be single tenant properties leased to national and regional creditworthy tenants. The Company expects that the properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of March 31, 2018, the Company owned 138 properties, comprising 3.2 million rentable square feet of commercial space located in 33 states. As of March 31, 2018, the rentable space at these properties was 98.6% leased, including month-to-month agreements, if any.
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the adoption of Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows from investing activities of $251,000 during the three months ended March 31, 2017.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the three months ended March 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $32,000.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2018 or 2017.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease depreciation and amortization of the assets related to the property and estimate the fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount would be recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2018 or December 31, 2017.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their respective fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions, and as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Restricted Cash and Escrows
The Company had $347,000 and $346,000 in restricted cash as of March 31, 2018 and December 31, 2017, respectively. Included in restricted cash was $94,000 held by lenders in lockbox accounts as of March 31, 2018 and December 31, 2017. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Restricted cash also included $3,000 and $2,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of March 31, 2018 and December 31, 2017, respectively, as well as $250,000 in lender cash management accounts as of March 31, 2018 and December 31, 2017.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties with an offsetting expense in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of March 31, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $159,000 and $40,000, respectively.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which results in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2018 and 2017. Distributions per share is calculated based on the authorized daily distribution rate.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance should be implemented for the earliest period presented using a modified retrospective approach, which includes optional practical expedients primarily focused on leases that commence before the effective date. In March 2018, the FASB voted to draft a final ASU related to the proposed amendment to Topic 842 to allow lessors the option to combine lease and non-lease components when certain criteria are met. The Company is currently evaluating the impact this update will have on its condensed consolidated financial statements, but does not expect the adoption of the new guidance to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments (Subtopic 825-10) (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the condensed consolidated balance sheets or the accompanying notes to the condensed consolidated financial statements. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 during the first quarter of fiscal year 2018 and determined there was no impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”), which clarifies the following: (1) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty; (2) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations; and (3) entities are required to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (a) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810 and (b) transfers control of the asset in accordance with Topic 606. The adoption of this standard may result in higher gains on the sale of partial real estate interests, including contributions of nonfinancial assets to a joint venture or other noncontrolling investee, due to recognizing the full gain when the derecognition criteria are met and recording the retained noncontrolling interest at its fair value. ASU 2017-05 is effective for annual periods, and interim periods therein, beginning after December 15, 2017. Early adoption is permitted. The standard is applied prospectively to sales of nonfinancial assets on or after the adoption date. The Company adopted ASU 2017-05 effective January 1, 2018 and determined there was no impact on the Company’s condensed consolidated financial statements. The Company applied the standard prospectively.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the three months ended March 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $32,000.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2018, the estimated fair value of the Company’s debt was $312.9 million, compared to the carrying value of $312.6 million. The estimated fair value of the Company’s debt was $311.4 million as of December 31, 2017, compared to the carrying value of $309.6 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable to

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$1,364	$—	$1,364	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$845	$—	$845	$—
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the three months ended March 31, 2018, the Company acquired two commercial properties for an aggregate purchase price of $11.5 million (the “2018 Asset Acquisitions”), which includes $391,000 of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred. The Company funded the 2018 Asset Acquisitions with net proceeds from the Follow-on Offering and available borrowings.
The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the three months ended March 31, 2018 (in thousands):

2018 Asset Acquisitions
Land	$1,762
Buildings and improvements	8,907
Acquired in-place leases and other intangibles (1)	793
Total purchase price	$11,462
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.3 years for the 2018 Asset Acquisitions.
2017 Property Acquisitions
During the three months ended March 31, 2017, the Company acquired two commercial properties for an aggregate purchase price of $14.9 million (the “2017 Business Combination Acquisitions”), which were accounted for as business combinations as they were acquired prior to the adoption of ASU 2017-01 in April 2017. The Company funded the 2017 Business Combination Acquisitions with net proceeds from the Initial Offering and available borrowings. The Company allocated the purchase price of these properties to the fair value of the assets acquired.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2017 Business Combination Acquisitions (in thousands):

2017 Business Combination Acquisitions
Land	$2,099
Buildings and improvements	11,342
Acquired in-place leases and other intangibles (1)	1,437
Total purchase price	$14,878
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.9 years for the 2017 Business Combination Acquisitions.
During the three months ended March 31, 2017, the Company recorded revenue of $82,000 and a net loss of $370,000 related to the 2017 Business Combination Acquisitions.
The following table summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Pro forma basis (unaudited):
Revenue	$10,180	$10,046
Net income (loss)	$348	$(1,642)
The unaudited pro forma information for the three months ended March 31, 2017 was adjusted to exclude $407,000 of acquisition-related fees and expenses recorded during the period related to the 2017 Business Combination Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the three months ended March 31, 2016.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands, except weighted average life):

	March 31, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $15,282 and $13,899, respectively (with a weighted average life remaining of 11.1 years and 11.3 years, respectively)	$55,658	$56,443
Acquired above-market leases, net of accumulated amortization of $2,698 and $2,519, respectively (with a weighted average life remaining of 11.7 years and 11.8 years, respectively)	6,159	6,407
	$61,817	$62,850
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The following table summarizes the amortization expense related to the intangible lease assets for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
In-place lease and other intangible amortization	$1,616	$1,035
Above-market lease amortization	$210	$198
As of March 31, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$4,356	$559
2019	$5,507	$604
2020	$5,297	$550
2021	$5,232	$532
2022	$5,029	$517
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2018, the Company did not enter into any interest rate swap agreements. As of March 31, 2018, the Company had two interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of
		March 31, 2018				March 31, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$141,100	3.22% to 3.49%	12/31/2015 to 1/15/2016	4/25/2019 to 2/1/2021	$1,364	$845
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2018 and 2017, the amounts reclassified were a gain of $24,000 and a loss of $268,000, respectively. During the next 12 months, the Company estimates that an additional $843,000 will be reclassified from other comprehensive income as a decrease to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments and accrued interest. As of March 31, 2018, all derivative instruments were in an asset position. Therefore, there was no termination value as of March 31, 2018. In addition, the Company is exposed to credit risk in the event of non-performance

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2018.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of March 31, 2018, the Company had $310.1 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.8 years and a weighted average interest rate of 3.6%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of March 31, 2018 and December 31, 2017, and the debt activity for the three months ended March 31, 2018 (in thousands):

		During the Three Months Ended March 31, 2018
	Balance as of December 31, 2017	Debt Issuance, Net (1)	Repayments and Modifications	Accretion and (Amortization)	Balance as of March 31, 2018
Credit facility	$217,000	$229,000	$(226,000)	$—	$220,000
Fixed rate debt	92,600	—	—	—	92,600
Total debt	309,600	229,000	(226,000)	—	312,600
Deferred costs (2)	(1,041)	(1,694)	125	126	(2,484)
Total debt, net	$308,559	$227,306	$(225,875)	$126	$310,116
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as defined below.
As of March 31, 2018, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $155.3 million as of March 31, 2018. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
During the three months ended March 31, 2018, the Company entered into a new credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the other lenders party thereto, and repaid the then-existing credit agreement dated April 25, 2014. The Credit Agreement allows for borrowings of up to $350.0 million (the “Credit Facility”). The Credit Facility includes $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”). The Term Loans mature on March 27, 2023 and the Revolving Loans mature on March 28, 2022; however the Company may elect to extend the maturity date of the Revolving Loans to March 28, 2023 subject to satisfying certain conditions described in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of March 31, 2018, there were no amounts outstanding on the Revolving Loans. As of March 31, 2018, the amounts outstanding under the Term Loans totaled $220.0 million, of which $120.0 million was subject to an interest rate swap agreement (the “Swapped Term Loan”). The interest rate swap agreement had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan. As of March 31, 2018, the all-in rate for the Swapped Term Loan was 3.3%. The Company had $220.0 million of debt outstanding under the Credit Facility as of March 31, 2018 at a weighted average interest rate of 3.4% and $130.0 million in unused capacity, subject to borrowing availability.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of March 31, 2018.
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2018	$—
2019	—
2020	388
2021	68,009
2022	428
Thereafter	243,775
Total	$312,600
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands, except weighted average life remaining amounts):

	March 31, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $1,789 and $1,678, respectively (with a weighted average life remaining of 7.8 years and 7.9 years, respectively)
	$3,861	$4,019
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of the intangible lease liabilities for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Below-market lease amortization	$158	$134
As of March 31, 2018, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of Below-Market Leases
Remainder of 2018	$437
2019	$555
2020	$479
2021	$460
2022	$380

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2018, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. As the Company raises additional proceeds from the Offerings, these excess amounts may become payable.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

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
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Advisors, the Company pays CR V Advisors a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2018, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2017, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2017, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion.
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
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

property sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three months ended March 31, 2018 and 2017, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Selling commissions	$600	$1,456
Dealer manager fees	$244	$527
Other organization and offering expenses	$301	$574
Distribution and stockholder servicing fees (1)	$84	$26
Acquisition fees and expenses	$277	$373
Advisory fees and expenses	$1,446	$1,263
Operating expenses	$450	$566
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $1.3 million, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, will continue to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 11 — Economic Dependency for a discussion of the Services Agreement.
Due to/from Affiliates
As of March 31, 2018 and December 31, 2017, $1.7 million and $1.8 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates. The amounts are primarily for advisory and operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

As of March 31, 2018 and December 31, 2017, $5,000 and $14,000, respectively, was due from CR V Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. These amounts were included in derivative assets, prepaid expenses and other assets in the condensed consolidated balance sheets for such periods.
Additionally, as of March 31, 2018, $667,000 was recorded for services and expenses incurred, but not yet reimbursed, to VEREIT OP or its affiliates. This amount is primarily for operating expenses for the period during which VEREIT OP was an affiliate of our sponsor. This amount was included in accounts payable and accrued expenses in the condensed consolidated balance sheet as of March 31, 2018.
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
NOTE 12 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had a weighted-average remaining term of 10.4 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of March 31, 2018, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$33,625
2019	44,451
2020	43,626
2021	43,003
2022	41,415
Thereafter	277,508
Total	$483,628

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited) – (Continued)

NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2018:
Redemption of Shares of Common Stock
Subsequent to March 31, 2018, the Company redeemed approximately 128,000 shares for $2.8 million at an average per share price of $21.93 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2018 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended March 31, 2018 totaling approximately 124,000 shares went unfulfilled.
Acquisition of Real Estate Assets
Subsequent to March 31, 2018, the Company acquired one commercial real estate property for an aggregate purchase price of $26.8 million, which was accounted for as an asset acquisition. The acquisition was funded with net proceeds from the Follow-on Offering and available borrowings. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated financial statements for this property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust V, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Overview
We were formed on December 12, 2012, and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced principal operations on March 18, 2014, when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 110,000 shares of common stock in the Initial Offering. We have no paid employees and are externally advised and managed by CR V Advisors. On February 1, 2018, the Transaction, as discussed in Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CR V Advisors; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% and 90% of total revenue for the three months ended March 31, 2018 and 2017, respectively. As 98.6% of our rentable square feet was under lease as of March 31, 2018 (including any month-to-month agreements) with a weighted average remaining lease term of 10.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, credit rating agency reports, when available, on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Acquired two properties for an aggregate purchase price of $11.5 million.

•
Issued approximately 591,000 shares of common stock in the Offerings for aggregate proceeds of $15.0 million ($9.1 million in Class A Shares and $5.9 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $1.1 million.

•	Entered into a new credit agreement that increased the allowable borrowings and extended the maturity dates associated with the original modified credit agreement.

•	Total debt increased by $3.0 million, from $309.6 million to $312.6 million.
Portfolio Information
As of March 31, 2018, we owned 138 properties, comprising 3.2 million rentable square feet of commercial space located in 33 states, which were 98.6% leased, including any month-to-month agreements, with a weighted average remaining lease term of 10.4 years. As of March 31, 2018, one of our tenants, Walgreens, accounted for 14% of our 2018 annualized rental income. As of March 31, 2018, no single geographic concentration accounted for greater than 10% of our 2018 annualized rental income. In addition, we had tenants in the pharmacy, discount store, sporting goods and grocery industries, which accounted for 15%, 13%, 12% and 12%, respectively, of our 2018 annualized rental income. The following table shows the property statistics of our real estate assets as of March 31, 2018 and 2017:

	March 31,
	2018	2017
Number of commercial properties	138	118
Rentable square feet (in thousands) (1)	3,221	2,576
Percentage of rentable square feet leased	98.6%	98.7%
Percentage of investment-grade tenants (2)	40.4%	40.6%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Commercial properties acquired	2	2
Purchase price of acquired properties (in thousands)	$11,462	$14,879
Rentable square feet (in thousands) (1)	37	44
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		2018 vs 2017 Increase (Decrease)
	2018	2017
Total revenues	$13,063	$9,983	$3,080
General and administrative expenses	$969	$1,162	$(193)
Property operating expenses	$731	$460	$271
Real estate tax expenses	$1,141	$723	$418
Advisory fees and expenses	$1,446	$1,263	$183
Acquisition-related expenses	$1	$470	$(469)
Depreciation and amortization	$4,626	$3,403	$1,223
Operating income	$4,149	$2,502	$1,647
Interest expense and other, net	$3,605	$2,604	$1,001
Net income (loss)	$544	$(102)	$646
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $3.1 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition and management of 20 additional income-producing properties subsequent to March 31, 2017. Rental and other property income from net leased commercial properties accounted for 88% and 90% of total revenue for the three months ended March 31, 2018 and 2017, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $1.6 million in tenant reimbursement income during the three months ended March 31, 2018, compared to $1.0 million during the same period in 2017.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, unused fees on the Credit Facility and accounting fees.
The decrease in general and administrative expenses of $193,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to decreases in operating expense reimbursements to our advisor and lower professional fees incurred during the three months ended March 31, 2018.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $271,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 20 additional properties subsequent to March 31, 2017, as well as recognizing a full period of property operating expenses on two properties acquired during the three months ended March 31, 2017.
Real Estate Tax Expense
The increase in real estate tax expense of $418,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 20 additional properties subsequent to March 31, 2017, as well as recognizing a full period of real estate tax expenses on two properties acquired during the three months ended March 31, 2017.
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

The increase in advisory fees and expenses of $183,000 during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in our average asset value to $686.0 million for the three months ended March 31, 2018, compared to $548.9 million for the three months ended March 31, 2017.
Acquisition-Related Fees and Expenses
We reimburse CR V Advisors or its affiliates for acquisition-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our board of directors, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. We also reimburse CR V Advisors or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, however, that acquisition expenses are not included in the contract purchase price of the property. In April 2017, we adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our acquisitions made after the adoption of ASU 2017-01 qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, all of our costs related to property acquisitions, including acquisition fees described below, were expensed as incurred, and all of our acquisitions were accounted for as business combinations. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. We also pay CR V Advisors or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate.
The decrease in acquisition-related fees and expenses of $469,000 during the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to the acquisition of two commercial properties during the three months ended March 31, 2018 that were accounted for as asset acquisitions in accordance with ASU 2017-01, as compared to the acquisition of two commercial properties during the three months ended March 31, 2017 that were acquired prior to the adoption of ASU 2017-01, and thus were accounted for as business combination acquisitions. Acquisition-related costs related to the asset acquisitions during the three months ended March 31, 2018 were capitalized in accordance with ASU 2017-01, while acquisition-related costs related to business combination acquisitions during the three months ended March 31, 2017 were expensed as incurred.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $1.2 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 20 additional properties subsequent to March 31, 2017, as well as recognizing a full period of depreciation and amortization expenses on two properties acquired during the three months ended March 31, 2017.
Interest Expense and Other, Net
The increase in interest expense and other, net of $1.0 million during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $312.6 million during the three months ended March 31, 2018, from $235.6 million during the three months ended March 31, 2017.
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
“Non-same store” properties, as reflected in the table below, includes properties acquired on or after January 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 116 same store properties for the three months ended March 31, 2018 decreased $25,000, as compared to the same period in 2017. The same store properties were 98.2% occupied as of March 31, 2018, as compared to 98.7% occupied as of March 31, 2017.

The following table shows the contract rental revenue from properties owned for both of the entire three months ended March 31, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended March 31,		Increase (Decrease)
Contract rental revenue		2018	2017	$ Change	% Change
Rental income – as reported		$11,496	$9,008	$2,488	28%
Less: Amortization (1)		(52)	(64)	12	(19)%
Less: Straight-line rental income		383	249	134	54%
Total contract rental revenue		11,165	8,823	2,342	27%

Less: “Non-same store” properties	22	2,441	74	2,367	3,199%
“Same store” properties	116	$8,724	$8,749	$(25)	(0.3)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on September 30, 2018. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on September 30, 2018, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of March 31, 2018, we had distributions payable of $2.1 million.
During the three months ended March 31, 2018 and 2017, we paid distributions of $6.0 million and $4.9 million, respectively, including $2.8 million and $2.4 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2018 and 2017 was $6.6 million and $4.3 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $1,000 and $470,000, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017-01 in April 2017, we treated our real estate acquisition-related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the three months ended March 31, 2017 includes the amount by which real estate acquisition-related fees and expenses have reduced net cash flows from operating activities of $470,000. Our distributions for the three months ended March 31, 2018, including shares issued pursuant to the DRIP, were fully funded by cash flows from operations of $6.6 million. Our distributions for the three months ended March 31, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $4.3 million, or 86%, and proceeds from the Initial Offering of $689,000, or 14%.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 124,000 shares for $2.7 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended March 31, 2018. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the three months ended March 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 252,000 shares, of which we redeemed approximately 128,000 shares subsequent to March 31, 2018 for $2.8 million at an average redemption price of $21.93 per share. The remaining redemption requests relating to approximately 124,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of March 31, 2018, we had raised $424.6 million of gross proceeds from the Offerings ($384.7 million in Class A Shares and $39.9 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $40.5 million.
Our Credit Facility provides for borrowings of up to $350.0 million, which includes $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of March 31, 2018, we had $130.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2018, we also had cash and cash equivalents of $1.7 million.
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
All organization and offering expenses (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds from the Offerings. A portion of the other organization and offering expenses may be underwriting compensation. As of March 31, 2018, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Initial Offering. As we raise additional proceeds from the Follow-on Offering, these excess amounts may become payable.
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
Contractual Obligations
As of March 31, 2018, we had $312.6 million of debt outstanding with a weighted average interest rate of 3.6%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$220,000	$—	$—	$220,000	$—
Interest payments – credit facility (2)	37,246	7,445	14,952	14,849	—
Principal payments – fixed rate debt (3)	92,600	—	21,592	47,347	23,661
Interest payments – fixed rate debt (4)	16,648	3,911	7,854	3,114	1,769
Total	$366,494	$11,356	$44,398	$285,310	$25,430
______________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2018, the Term Loans outstanding totaled $220.0 million, $120.0 million of which is subject to an interest rate swap agreement. As of March 31, 2018, the interest rate for the Swapped Term Loan was 3.3%. The remaining $100.0 million outstanding under the Credit Facility had a weighted average interest rate of 3.5% as of March 31, 2018.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of March 31, 2018, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of the Board (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through March 31, 2018 is based on the purchase price. As of March 31, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 48.5% and our ratio of debt to the fair market value of our gross assets was 45.3%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of March 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 48.2%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2018 (dollar amounts in thousands):

Balance as of March 31, 2018
Credit facility and notes payable, net	$310,116
Deferred costs and net premiums (1)	2,484
Less: Cash and cash equivalents	(1,661)
Net debt	$310,939

Gross real estate assets, net (2)	$644,671
Net debt leverage ratio	48.2%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $2.3 million to $6.6 million for the three months ended March 31, 2018, compared to $4.3 million for the three months ended March 31, 2017. The change was primarily due to the acquisition of 20 additional properties subsequent to March 31, 2017, resulting in an increase in net income of $646,000 and an increase in depreciation and amortization expenses related to real estate assets and deferred financing costs totaling $1.1 million. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $3.6 million to $11.3 million for the three months ended March 31, 2018, compared to $14.9 million for the three months ended March 31, 2017. The decrease resulted primarily from the purchase of two properties for an aggregate purchase price of $11.5 million during the three months ended March 31, 2018, compared to the purchase of two properties for an aggregate purchase price of $14.9 million during the three months ended March 31, 2017.
Financing Activities. Net cash provided by financing activities increased $5.0 million to $5.2 million for the three months ended March 31, 2018, compared to $252,000 for the three months ended March 31, 2017. The change was primarily due to an increase in net proceeds from our Credit Facility and notes payable of $22.8 million, offset by a decrease in proceeds from the Offerings of $14.0 million, an increase in redemptions of common stock of $2.1 million and an increase in deferred financing costs paid of $2.4 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.

A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2017 and related notes thereto.
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. In addition, pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of our directors, will continue to provide certain services to CCO Group and to us, including operational real estate support. We are not a party to the Services Agreement. See Note 10 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, our chief executive officer, president and one of our directors, who is also a founder and principal of CIM and certain of its affiliates and a director of CCIT II, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, Calvin E. Hollis, also serves as a director of CCIT II. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCIT II, CCIT III and Cole Income NAV, as well as chief executive officer and a director for VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of CR V Advisors act as advisors to CCPT IV, CCIT II, Cole Income NAV Strategy, CCIT III and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there may be conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR V Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of March 31, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2018, we had an aggregate balance of $100.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $500,000 per annum.
As of March 31, 2018, we had two interest rate swap agreements outstanding, which mature on April 25, 2019 and February 1, 2021, with an aggregate notional amount of $141.1 million and an aggregate fair value of the net derivative asset of $1.4 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2018, an increase of 50 basis points in interest rates would result in a derivative asset of $2.2 million, representing a $857,000 net increase to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative asset of $498,000, representing a $866,000 net decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of March 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
We have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations, including borrowings, proceeds from asset sales or the sale of our securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities in the Offerings or future offerings. We have no limits on the amounts we may use to pay from sources other than cash flow from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
During the three months ended March 31, 2018, we paid distributions of $6.0 million, including $2.8 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the three months ended March 31, 2018 was $6.6 million. Our distributions paid for the three months ended March 31, 2018, including shares issued pursuant to the DRIP, were fully funded by cash flows from operations of $6.6 million.
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
On April 8, 2016, the U.S. Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). Under the new regulation, a person is a fiduciary if the person receives compensation for providing advice (a “recommendation” or “communication that would reasonably be viewed as a suggestion that the recipient engage in or refrain from taking a particular course of action”) with the understanding it is based on the particular needs of the person being advised or that it is directed to a specific plan sponsor, plan participant, or IRA owner. Such decisions can include, but are not limited to, what assets to purchase or sell and whether to rollover from an employment-based plan to an IRA. The fiduciary can be a broker, registered investment adviser or other type of adviser, some of which are subject to federal securities laws and some of which are not. The final regulation and the related exemptions were expected to become applicable for investment transactions on and after April 10, 2017, but generally would not apply to purchases of our shares before the final regulation becomes applicable. However, on February 3, 2017, the President of the United States asked for additional review of this regulation. In response, on March 2, 2017, the U.S. Department of Labor published a notice seeking public comments on, among other things, a proposal to adopt a 60-day delay of the April 10 applicability date of the final regulation. On April 7, 2017, the U.S. Department of Labor published a final rule extending the applicability date of the final regulation to June 9, 2017. However, certain requirements and exemptions under the regulation are implemented through a phased-in approach, and on November 27, 2017, the U.S. Department of Labor further delayed the implementation of certain requirements and exemptions until July 1, 2019. On March 15, 2018, the U.S. Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, including the expanded definition of “investment advice fiduciary” and the associated exemptions. On May 7, 2018, the U.S. Department of Labor announced a new temporary enforcement policy which provides that the U.S. Department of Labor “will not pursue prohibited transactions claims against investment advice fiduciaries who are working diligently and in good faith to comply with the impartial conduct standards for transactions that would have been exempted” under the final regulation, although institutions who prefer to rely upon the new compliance structures under the final regulation are permitted to do so. Therefore, the U.S. Department of Labor has not withdrawn the final regulation at this time as a result of the Fifth Circuit’s decision, and it is unclear what the U.S. Department of Labor will do in the future with respect to the final regulation. The U.S. Department of Labor could, among other things, seek review by the U.S. Supreme Court or further revise or withdraw the final regulation.
On April 18, 2018, the SEC issued proposed rules and interpretations of existing rules designed to enhance the quality and transparency of investors’ relationships with investment advisers and broker-dealers while preserving access to a variety of types of advice relationships and investment products. There is no guarantee that the SEC will issue final rules in this regard or that such final rules, if adopted, will not be drastically different from the proposed rules.
The final regulation, the accompanying exemptions and the SEC’s proposed rules are complex and may be subject to further revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact of the final regulations and the SEC’s proposed rules on purchasing and holding interests in the Company. The final regulation and the SEC’s proposed rules could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2018, we had issued approximately 16.9 million shares of our common stock in the Offerings for gross offering proceeds of $424.6 million ($384.7 million in Class A Shares and $39.9 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $40.5 million, out of which we paid $32.0 million in selling commissions and dealer manager fees and $8.5 million in organization and offering costs payable to CR V Advisors or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Initial Offering. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $644.7 million in real estate and related assets and incurred acquisition costs of $20.9 million, including costs of $15.8 million in acquisition fees and expense reimbursements to CR V Advisors.
On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP was declared effective by the SEC. As of May 7, 2018, we have sold approximately 17.1 million shares of our common stock in the Offerings for aggregate gross offering proceeds of $428.8 million ($387.9 million in Class A Shares and $40.9 million in Class T Shares).
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 124,000 shares for $2.7 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended March 31, 2018. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. The estimated per share NAV of $22.18 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 29, 2018, until such time as the Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
February 1, 2018 – February 28, 2018
Class A Shares	118,012	$23.66	118,012	(1)
Class T Shares	—	$—	—	(1)
March 1, 2018 – March 31, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	118,012		118,012	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Post-Effective Amendment No. 3 to Form S-11 (File No. 333-215274), filed April 18, 2018).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Post-Effective Amendment No. 3 to Form S-11 (File No. 333-215274), filed April 18, 2018).
4.3
Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Post-Effective Amendment No. 3 to Form S-11 (File No. 333-215274), filed April 18, 2018).

10.1
Credit Agreement, dated as of March 27, 2018, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and letter of credit issuer and the other lenders thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55437), filed March 30, 2018).

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
Date: May 14, 2018