Form 10-Q
period 2018-06-30
Cole Credit Property Trust V, Inc.
filed 2018-08-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2018, there were approximately 14.7 million shares of Class A common stock, par value $0.01 per share, and 1.8 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$152,098	$142,986
Buildings and improvements	448,020	416,850
Intangible lease assets	83,600	79,268
Total real estate assets, at cost	683,718	639,104
Less: accumulated depreciation and amortization	(55,624)	(46,196)
Total real estate assets, net	628,094	592,908
Cash and cash equivalents	1,528	1,173
Restricted cash	368	346
Derivative assets, prepaid expenses and other assets	1,659	1,546
Rents and tenant receivables, net	7,491	7,021
Deferred costs, net	1,064	183
Total assets	$640,204	$603,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$337,747	$308,559
Accounts payable and accrued expenses	3,832	2,969
Due to affiliates	2,042	1,787
Intangible lease liabilities, net	3,898	4,019
Distributions payable	2,083	2,049
Deferred rental income and other liabilities	1,779	1,133
Total liabilities	351,381	320,516
Commitments and contingencies
Redeemable common stock	10,431	10,243
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,614,077 and 14,241,888 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	146	142
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,733,708 and 1,347,920 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	17	13
Capital in excess of par value	358,058	341,472
Accumulated distributions in excess of earnings	(80,970)	(70,022)
Accumulated other comprehensive income	1,141	813
Total stockholders’ equity	278,392	272,418
Total liabilities, redeemable common stock and stockholders’ equity	$640,204	$603,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$11,820	$9,711	$23,316	$18,719
Tenant reimbursement income	1,765	1,137	3,332	2,112
Total revenues	13,585	10,848	26,648	20,831
Operating expenses:
General and administrative	1,267	1,065	2,236	2,227
Property operating	561	609	1,292	1,069
Real estate tax	1,194	882	2,335	1,605
Advisory fees and expenses	1,573	1,313	3,019	2,576
Acquisition-related	134	22	135	492
Depreciation and amortization	4,654	3,747	9,280	7,150
Total operating expenses	9,383	7,638	18,297	15,119
Operating income	4,202	3,210	8,351	5,712
Other income (expense):
Interest expense and other, net	(3,333)	(2,760)	(6,938)	(5,364)
Net income	$869	$450	$1,413	$348

Class A Common Stock:
Net income	$867	$467	$1,438	$440
Basic and diluted weighted average number of common shares outstanding	14,552,026	13,525,744	14,459,812	13,116,355
Basic and diluted net income per common share	$0.06	$0.03	$0.10	$0.03
Distributions declared per common share	$0.39	$0.39	$0.78	$0.78

Class T Common Stock:
Net income (loss)	$2	$(17)	$(25)	$(92)
Basic and diluted weighted average number of common shares outstanding	1,662,512	692,712	1,559,255	621,499
Basic and diluted net income (loss) per common share	$0.00	$(0.02)	$(0.02)	$(0.15)
Distributions declared per common share	$0.39	$0.39	$0.78	$0.78
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$869	$450	$1,413	$348
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(174)	(214)	369	29
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(49)	189	(73)	457
Total other comprehensive (loss) income	(223)	(25)	296	486
Total comprehensive income	$646	$425	$1,709	$834
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
Cumulative effect of accounting changes	—	—	—	—	—	(32)	32	—
Issuance of common stock	617,634	6	386,580	4	24,510	—	—	24,520
Distributions declared	—	—	—	—	—	(12,329)	—	(12,329)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(1,292)	—	—	(1,292)
Other offering costs	—	—	—	—	(490)	—	—	(490)
Distribution and stockholder servicing fees	—	—	—	—	(352)	—	—	(352)
Redemptions of common stock	(245,445)	(2)	(792)	—	(5,602)	—	—	(5,604)
Changes in redeemable common stock	—	—	—	—	(188)	—	—	(188)
Comprehensive income	—	—	—	—	—	1,413	296	1,709
Balance, June 30, 2018	14,614,077	$146	1,733,708	$17	$358,058	$(80,970)	$1,141	$278,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,413	$348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9,439	7,277
Bad debt expense	—	137
Straight-line rental income	(776)	(576)
Amortization of deferred financing costs	461	603
Write-off of deferred financing costs	148	—
Gain on extinguishment of debt	—	(108)
Changes in assets and liabilities:
Rents and tenant receivables	306	200
Prepaid expenses and other assets	236	62
Accounts payable and accrued expenses	426	802
Deferred rental income and other liabilities	354	372
Due to affiliates	76	(621)
Due from affiliates	14	—
Net cash provided by operating activities	12,097	8,496
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(44,322)	(56,742)
Payment of property escrow deposits	(325)	(1,975)
Refund of property escrow deposits	550	2,259
Net cash used in investing activities	(44,097)	(56,458)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,728	48,500
Redemptions of common stock	(5,604)	(2,258)
Offering costs on issuance of common stock	(1,782)	(4,680)
Distribution and stockholder servicing fees paid	(173)	(67)
Proceeds from credit facility and notes payable	263,500	57,000
Repayments of credit facility and notes payable	(233,000)	(60,750)
Distributions to investors	(6,503)	(5,334)
Deferred financing costs paid	(2,789)	(400)
Net cash provided by financing activities	32,377	32,011
Net increase (decrease) in cash and cash equivalents and restricted cash	377	(15,951)
Cash and cash equivalents and restricted cash, beginning of period	1,519	19,255
Cash and cash equivalents and restricted cash, end of period	$1,896	$3,304
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,528	$2,958
Restricted cash	368	346
Total cash and cash equivalents and restricted cash	$1,896	$3,304
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$2,083	$1,864
Change in accrued distribution and stockholder servicing fees	$352	$509
Accrued capital expenditures	$494	$—
Common stock issued through distribution reinvestment plan	$5,792	$5,083
Accrued deferred financing costs	$13	$—
Change in fair value of interest rate swaps	$296	$486
Supplemental cash flow disclosures:
Interest paid	$6,394	$4,933
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited)
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
On February 1, 2018, the Transaction was completed. Immediately following the completion of the Transaction, Cole Capital Advisors, Inc. and the Company’s dealer manager were each converted into Delaware limited liability companies, Cole Capital Advisors, Inc.’s name was changed to CCO Group, LLC, and the dealer manager’s name was changed to CCO Capital, LLC (“CCO Capital”). As a result of the Transaction, CIM owns and/or controls CCO Group, LLC and its subsidiaries (collectively, “CCO Group”), and CCO Group, LLC owns and controls CR V Advisors, CCO Capital and CREI Advisors, the Company’s external advisor, dealer manager for the Offerings (as defined below) and property manager, respectively.
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP will continue to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCIT II, CCIT III, Cole Income NAV Strategy and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP will continue to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and will provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Despite the indirect change of ownership and control of the Company’s advisor, dealer manager, property manager and sponsor, the Company expects that, during the Initial Services Term of the Services Agreement, the advisory, dealer manager and property management services it receives will continue without any material changes in personnel (except as supplemented by the management oversight of CIM personnel) or material change in service procedures. CCO Group, LLC is evaluating and intends to effectuate during the Initial Services Term of the Services Agreement an appropriate transition of VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
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
June 30, 2018 (Unaudited) – (Continued)

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
As of June 30, 2018, the Company had issued approximately 17.3 million shares of common stock in the Offerings for gross offering proceeds of $434.1 million ($390.7 million in Class A Shares and $43.4 million in Class T Shares) before organization and offering costs, selling commissions, and dealer manager fees of $41.1 million. In addition, as of June 30, 2018, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Offerings of $386,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.3 million.
The Company has used, and intends to continue using, substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. The properties primarily will be single tenant properties leased to national and regional creditworthy tenants. The Company expects that the properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of June 30, 2018, the Company owned 140 properties, comprising 3.4 million rentable square feet of commercial space located in 33 states. As of June 30, 2018, the rentable space at these properties was 98.5% leased, including month-to-month agreements, if any.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows. This change resulted in a decrease in cash flows from investing activities of $252,000 during the six months ended June 30, 2017.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the six months ended June 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $32,000.
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
June 30, 2018 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2018 or 2017. The Company is in the process of determining if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2018 or December 31, 2017.
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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions and, as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

and liabilities, as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Restricted Cash
The Company had $368,000 and $346,000 in restricted cash as of June 30, 2018 and December 31, 2017, respectively. Included in restricted cash was $94,000 held by lenders in lockbox accounts as of both June 30, 2018 and December 31, 2017. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Restricted cash also included $274,000 and $2,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of June 30, 2018 and December 31, 2017, respectively, as well as $250,000 in lender cash management accounts as of December 31, 2017.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it does not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of June 30, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $7,000 and $40,000, respectively.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2018 and 2017. Distributions per share are calculated based on the authorized daily distribution rate.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s condensed consolidated financial statements.
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of assessing the inventory of its leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. Upon adoption of ASU 2017-12, all changes in the fair value of highly effective cash flow hedges will be recorded in accumulated other comprehensive income rather than recognized directly in earnings. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the six months ended June 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $32,000.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2018, the estimated fair value of the Company’s debt was $339.8 million, compared to a carrying value of $340.1 million. The estimated fair value of the Company’s debt was $311.4 million as of December 31, 2017, compared to a carrying value of $309.6 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$1,433	$—	$1,433	$—
Financial liability:
Interest rate swap	$(292)	$—	$(292)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$845	$—	$845	$—
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the six months ended June 30, 2018, the Company acquired four commercial properties for an aggregate purchase price of $43.8 million (the “2018 Asset Acquisitions”), which includes $1.3 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred. The Company funded the 2018 Asset Acquisitions with net proceeds from the Follow-on Offering and available borrowings.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the six months ended June 30, 2018 (in thousands):

2018 Asset Acquisitions
Land	$9,111
Buildings and improvements	30,282
Acquired in-place leases and other intangibles (1)	4,614
Intangible lease liabilities (2)	(183)
Total purchase price	$43,824
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 17.4 years for the 2018 Asset Acquisitions.

(2)	The weighted average amortization period for acquired intangible lease liabilities was 14.9 years for the 2018 Asset Acquisitions.
2017 Property Acquisitions
During the six months ended June 30, 2017, the Company acquired 11 commercial properties for an aggregate purchase price of $56.7 million (the “2017 Acquisitions”), of which nine were determined to be asset acquisitions and two were accounted for as business combinations as they were acquired prior to the adoption of ASU 2017-01 in April 2017. The Company funded the 2017 Acquisitions with net proceeds from the Initial Offering and available borrowings.
The following table summarizes the consideration transferred for the properties purchased during the six months ended June 30, 2017 (in thousands):

2017 Acquisitions
Real estate assets:
Purchase price of asset acquisitions	$41,832
Purchase price of business combinations	14,878
Total purchase price of real estate assets acquired (1)	$56,710
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions was 15.8 years for acquired in-place leases, 20.0 years for acquired above-market leases and 16.6 years for acquired intangible lease liabilities.

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

2017 Asset Acquisitions
Land	$7,977
Buildings and improvements	22,010
Acquired in-place leases and other intangibles	11,659
Acquired above-market leases	1,040
Intangible lease liabilities	(854)
Total purchase price	$41,832

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

During the six months ended June 30, 2017, the Company acquired two commercial properties for an aggregate purchase price of $14.9 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for the 2017 Business Combination Acquisitions purchased during the six months ended June 30, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$2,099
Buildings and improvements	11,342
Acquired in-place leases and other intangibles	1,437
Total purchase price	$14,878
The Company recorded revenue of $285,000 and $367,000, respectively, and net income (loss) of $174,000 and $(195,000), respectively, for the three and six months ended June 30, 2017, related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $407,000 of acquisition-related expenses for the six months ended June 30, 2017, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
The following table summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pro forma basis (unaudited):
Revenue	$10,850	$10,732	$21,030	$20,778
Net income (loss)	$501	$185	$849	$(1,457)
The unaudited pro forma information for the six months ended June 30, 2017 was adjusted to exclude $407,000 of acquisition-related fees and expenses recorded during the period related to the 2017 Business Combination Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the six months ended June 30, 2016.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.
NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands, except weighted average life):

	June 30, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $16,791 and $13,899, respectively (with a weighted average life remaining of 11.2 years and 11.3 years, respectively)	$57,973	$56,443
Acquired above-market leases, net of accumulated amortization of $2,893 and $2,519, respectively (with a weighted average life remaining of 11.4 years and 11.8 years, respectively)	5,943	6,407
	$63,916	$62,850
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

The following table summarizes the amortization expense related to the intangible lease assets for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
In-place lease and other intangible amortization	$1,502	$1,196	$3,118	$2,231
Above-market lease amortization	$252	$208	$462	$406
As of June 30, 2018, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$2,967	$367
2019	$5,703	$591
2020	$5,496	$538
2021	$5,434	$523
2022	$5,237	$511
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2018, the Company entered into one interest rate swap agreement. As of June 30, 2018, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets and (Liabilities) as of
		June 30, 2018				June 30, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$141,100	3.22% to 3.49%	12/31/2015 to 1/15/2016	4/25/2019 to 2/1/2021	$1,433	$845
Interest Rate Swap	Deferred rental income and other liabilities	$100,000	4.45%	5/23/2018	3/28/2022	$(292)	$—
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2018, the amounts reclassified were a gain of $49,000 and $73,000, respectively. For the three and six months ended June 30, 2017, the amounts reclassified were a loss of $189,000 and $457,000, respectively. During the next 12 months, the Company estimates that an additional $561,000 will be reclassified from other comprehensive income as a decrease to interest expense.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company breaches any of these provisions, it could be required to settle its

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

obligations under these agreements at the aggregate termination value of the derivative instruments, inclusive of interest payments, of $308,000 at June 30, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2018.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of June 30, 2018, the Company had $337.7 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.5 years and a weighted average interest rate of 3.9%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of June 30, 2018 and December 31, 2017, and the debt activity for the six months ended June 30, 2018 (in thousands):

		During the Six Months Ended June 30, 2018
	Balance as of December 31, 2017	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of June 30, 2018
Credit facility	$217,000	$263,500	$(233,000)	$—	$247,500
Fixed rate debt	92,600	—	—	—	92,600
Total debt	309,600	263,500	(233,000)	—	340,100
Deferred costs (2)	(1,041)	(1,699)	125	262	(2,353)
Total debt, net	$308,559	$261,801	$(232,875)	$262	$337,747
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as defined below.
As of June 30, 2018, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $156.2 million as of June 30, 2018. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
During the six months ended June 30, 2018, the Company entered into a new credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the other lenders party thereto, and repaid the then-existing credit agreement dated April 25, 2014. The Credit Agreement allows for borrowings of up to $350.0 million (the “Credit Facility”). The Credit Facility includes $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”). The Term Loans mature on March 27, 2023 and the Revolving Loans mature on March 28, 2022; however the Company may elect to extend the maturity date of the Revolving Loans to March 28, 2023 subject to satisfying certain conditions described in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of June 30, 2018, the amounts outstanding under the Revolving Loans totaled $27.5 million at a weighted average interest rate of 4.1%. As of June 30, 2018, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan. As of June 30, 2018, the all-in rate for the Swapped

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

Term Loan was 3.8%. The Company had $247.5 million of debt outstanding under the Credit Facility as of June 30, 2018 at a weighted average interest rate of 3.8% and $102.5 million in unused capacity, subject to borrowing availability.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of June 30, 2018.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Principal Repayments
Remainder of 2018	$—
2019	—
2020	388
2021	68,009
2022	27,928
Thereafter	243,775
Total	$340,100
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands, except weighted average life remaining amounts):

	June 30, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $1,935 and $1,678, respectively (with a weighted average life remaining of 7.8 years and 7.9 years, respectively)
	$3,898	$4,019
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of the intangible lease liabilities for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Below-market lease amortization	$145	$145	$303	$279
As of June 30, 2018, the estimated amortization of the intangible lease liabilities for each of the five succeeding fiscal years is as follows (in thousands):

Amortization of Below-Market Leases
Remainder of 2018	$295
2019	$567
2020	$491
2021	$473
2022	$393

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2018, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. As the Company raises additional proceeds from the Offerings, these excess amounts may become payable.
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
June 30, 2018 (Unaudited) – (Continued)

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
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

property sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and six months ended June 30, 2018 and 2017, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Selling commissions	$317	$1,172	$917	$2,628
Dealer manager fees	$131	$449	$375	$976
Other organization and offering expenses	$189	$502	$490	$1,076
Distribution and stockholder servicing fees (1)	$89	$41	$173	$67
Acquisition fees and expenses	$921	$1,044	$1,198	$1,417
Advisory fees and expenses	$1,573	$1,313	$3,019	$2,576
Operating expenses	$688	$506	$1,138	$1,072
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
Due to/from Affiliates
As of June 30, 2018 and December 31, 2017, $2.0 million and $1.8 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates. The amounts are primarily for advisory fees and operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
As of December 31, 2017, $14,000 was due from CR V Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due to the Company as of June 30, 2018.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 (Unaudited) – (Continued)

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
NOTE 12 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had a weighted-average remaining term of 10.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of June 30, 2018, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$24,096
2019	46,774
2020	45,969
2021	45,366
2022	43,798
Thereafter	309,493
Total	$515,496
NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2018:
Redemption of Shares of Common Stock
Subsequent to June 30, 2018, the Company redeemed approximately 133,000 shares for $2.9 million at an average per share price of $22.07 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2018 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended June 30, 2018 totaling approximately 221,000 shares went unfulfilled.

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
Under a “net lease,” the tenant occupying the leased property (usually as a single tenant) does so in much the same manner as if the tenant were the owner of the property. The tenant generally agrees that it will either have no ability or only limited ability to terminate the lease or abate rent prior to the expiration of the term of the lease as a result of real estate driven events such as casualty, condemnation or failure by the landlord to fulfill its obligations under the lease. There are various forms of net leases, most typically classified as either triple-net or double-net. Triple-net leases typically require the tenant to pay all expenses associated with the property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance).
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% of total revenue for both the three and six months ended June 30, 2018, and 90% of total revenue for both the three and six months ended June 30, 2017. As 98.5% of our rentable square feet was under lease as of June 30, 2018 (including any month-to-month agreements) with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Acquired four properties for an aggregate purchase price of $43.8 million.

•
Issued approximately 1.0 million shares of common stock in the Offerings for aggregate proceeds of $24.5 million ($15.2 million in Class A Shares and $9.3 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $1.8 million.

•	Entered into a new credit agreement that increased the allowable borrowings and extended the maturity dates associated with the original modified credit agreement.

•	Total debt increased by $30.5 million, from $309.6 million to $340.1 million.
Portfolio Information
As of June 30, 2018, we owned 140 properties, comprising 3.4 million rentable square feet of commercial space located in 33 states, which were 98.5% leased, including any month-to-month agreements, with a weighted average remaining lease term of 10.5 years. As of June 30, 2018, one of our tenants, Walgreens, accounted for 14% of our 2018 annualized rental income. As of June 30, 2018, no single geographic concentration accounted for greater than 10% of our 2018 annualized rental income. In addition, we had tenants in the pharmacy, discount store, sporting goods and grocery industries, which accounted for 14%, 13%, 12% and 11%, respectively, of our 2018 annualized rental income. The following table shows the property statistics of our real estate assets as of June 30, 2018 and 2017:

	As of June 30,
	2018	2017
Number of commercial properties	140	127
Rentable square feet (in thousands) (1)	3,359	2,731
Percentage of rentable square feet leased	98.5%	98.9%
Percentage of investment-grade tenants (2)	39.0%	39.4%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Commercial properties acquired	2	9	4	11
Purchase price of acquired properties (in thousands)	$32,362	$41,832	$43,824	$56,710
Rentable square feet (in thousands) (1)	138	155	175	199
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		2018 vs 2017 Increase (Decrease)	Six Months Ended June 30,		2018 vs 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$13,585	$10,848	$2,737	$26,648	$20,831	$5,817
General and administrative expenses	$1,267	$1,065	$202	$2,236	$2,227	$9
Property operating expenses	$561	$609	$(48)	$1,292	$1,069	$223
Real estate tax expenses	$1,194	$882	$312	$2,335	$1,605	$730
Advisory fees and expenses	$1,573	$1,313	$260	$3,019	$2,576	$443
Acquisition-related expenses	$134	$22	$112	$135	$492	$(357)
Depreciation and amortization	$4,654	$3,747	$907	$9,280	$7,150	$2,130
Operating income	$4,202	$3,210	$992	$8,351	$5,712	$2,639
Interest expense and other, net	$3,333	$2,760	$573	$6,938	$5,364	$1,574
Net income	$869	$450	$419	$1,413	$348	$1,065
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $2.7 million and $5.8 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition and management of 13 additional income-producing properties subsequent to June 30, 2017. Rental and other property income from net leased commercial properties accounted for 87% of total revenue for both the three and six months ended June 30, 2018, and 90% of total revenue for both the three and six months ended June 30, 2017. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $1.8 million and $3.3 million in tenant reimbursement income during the three and six months ended June 30, 2018, respectively, compared to $1.1 million and $2.1 million, respectively, during the same periods in 2017.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, unused fees on the Credit Facility and accounting fees.
The increase in general and administrative expenses of $202,000 and $9,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to increases in operating expense reimbursements to our advisor during the three and six months ended June 30, 2018, primarily as a result of the acquisition of 13 additional rental income-producing properties subsequent to June 30, 2017.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The decrease in property operating expenses of $48,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to a decrease in property level bad debt, offset by the acquisition of 13 additional properties subsequent to June 30, 2017, as well as recognizing a full period of property operating expenses on nine properties acquired during the three months ended June 30, 2017.
The increase in property operating expenses of $223,000 during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to the acquisition of 13 additional properties subsequent to June 30, 2017, as well as recognizing a full period of property operating expenses on 11 properties acquired during the six months ended June 30, 2017.
Real Estate Tax Expenses
The increase in real estate tax expenses of $312,000 and $730,000 during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of 13 additional properties subsequent to June 30, 2017, as well as recognizing a full period of real estate tax expenses on nine and 11 properties acquired during the three and six months ended June 30, 2017, respectively.

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
The increase in advisory fees and expenses of $260,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in our average asset value to $692.7 million for the three months ended June 30, 2018, compared to $589.2 million for the three months ended June 30, 2017.
The increase in advisory fees and expenses of $443,000 during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in our average asset value to $680.9 million for the six months ended June 30, 2018, compared to $569.1 million for the six months ended June 30, 2017.
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
The increase in acquisition-related expenses of $112,000 during the three months ended June 30, 2018, compared to the same period in 2017, was primarily due to an increase in advisor reimbursements. Acquisitions made during the three months ended June 30, 2018 and 2017 were all accounted for as asset acquisitions in accordance with ASU 2017-01, and as such, acquisition costs were capitalized.
The decrease in acquisition-related expenses of $357,000 during the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to the acquisition of four commercial properties during the six months ended June 30, 2018 that were accounted for as asset acquisitions in accordance with ASU 2017-01, as compared to the acquisition of two commercial properties during the six months ended June 30, 2017 that were acquired prior to the adoption of ASU 2017-01, and thus were accounted for as business combination acquisitions. Acquisition-related costs related to the asset acquisitions during the six months ended June 30, 2018 were capitalized in accordance with ASU 2017-01, while acquisition-related costs related to business combination acquisitions during the six months ended June 30, 2017 were expensed as incurred.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $907,000 and $2.1 million during the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of 13 additional properties subsequent to June 30, 2017, as well as recognizing a full period of depreciation and amortization expenses on nine and 11 properties acquired during the three and six months ended June 30, 2017, respectively.
Interest Expense and Other, Net
The increase in interest expense and other, net of $573,000 during the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $339.1 million during the three months ended June 30, 2018, from $254.6 million during the three months ended June 30, 2017.

The increase in interest expense and other, net of $1.6 million during the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $325.9 million during the six months ended June 30, 2018, from $245.1 million during the six months ended June 30, 2017.
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
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after April 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 118 same store properties for the three months ended June 30, 2018 stayed consistent compared to the same period in 2017. The same store properties were 98.0% occupied as of June 30, 2018, as compared to 98.8% occupied as of June 30, 2017.
The following table shows the contract rental revenue from properties owned for both of the entire three months ended June 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2018	2017	$ Change	% Change
Rental income – as reported		$11,820	$9,711	$2,109	22%
Less: Amortization (1)		(108)	(63)	(45)	71%
Less: Straight-line rental income		393	327	66	20%
Total contract rental revenue		11,535	9,447	2,088	22%

Less: “Non-same store” properties	22	2,580	490	2,090	427%
“Same store” properties	118	$8,955	$8,957	$(2)	(0.0)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 116 same store properties for the six months ended June 30, 2018 stayed consistent compared to the same period in 2017. The same store properties were 98.0% occupied as of June 30, 2018, as compared to 98.8% occupied as of June 30, 2017.
The following table shows the contract rental revenue from properties owned for both of the entire six months ended June 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Six Months Ended June 30,		Increase (Decrease)
Contract rental revenue		2018	2017	$ Change	% Change
Rental income – as reported		$23,316	$18,719	$4,597	25%
Less: Amortization (1)		(160)	(127)	(33)	26%
Less: Straight-line rental income		776	576	200	35%
Total contract rental revenue		22,700	18,270	4,430	24%

Less: “Non-same store” properties	24	5,278	823	4,455	541%
“Same store” properties	116	$17,422	$17,447	$(25)	(0.1)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2018. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on December 31, 2018, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of June 30, 2018, we had distributions payable of $2.1 million.
During the six months ended June 30, 2018 and 2017, we paid distributions of $12.3 million and $10.4 million, respectively, including $5.8 million and $5.1 million, respectively, through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $12.1 million and $8.5 million, respectively, and reflected a reduction for real estate acquisition-related expenses incurred of $135,000 and $492,000, respectively, in accordance with GAAP. Prior to the adoption of ASU 2017–01 in April 2017, we treated our real estate acquisition–related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the six months ended June 30, 2017 includes the amount by which real estate acquisition–related fees and expenses have reduced net cash flows from operating activities of $470,000. Our distributions for the six months ended June 30, 2018, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $12.1 million, or 98%, and proceeds from borrowings of $198,000, or 2%. Our distributions for the six months ended June 30, 2017, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $8.5 million, or 82%, and proceeds from the Initial Offering of $1.9 million, or 18%, including proceeds from prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 221,000 shares for $4.9 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended June 30, 2018. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the six months ended June 30, 2018, we received valid redemption requests under our share redemption program totaling approximately 606,000 shares, of which we redeemed 128,000 shares as of June 30, 2018 for $2.8 million (at an average redemption price of $21.93 per share) and approximately 133,000 shares subsequent to June 30, 2018 for $2.9 million at an average redemption price of $22.07 per share. The remaining redemption requests relating to approximately 345,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of June 30, 2018, we had raised $434.1 million of gross proceeds from the Offerings ($390.7 million in Class A Shares and $43.4 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $41.1 million.
Our Credit Facility provides for borrowings of up to $350.0 million, which includes $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of June 30, 2018, we had $102.5 million in unused capacity under the Credit Facility, subject to borrowing availability. As of June 30, 2018, we also had cash and cash equivalents of $1.5 million.
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
All organization and offering expenses (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds from the Offerings. A portion of the other organization and offering expenses may be underwriting compensation. As of June 30, 2018, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Initial Offering. As we raise additional proceeds from the Follow-on Offering, these excess amounts may become payable.
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
Contractual Obligations
As of June 30, 2018, we had $340.1 million of debt outstanding with a weighted average interest rate of 3.9%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$247,500	$—	$—	$247,500	$—
Interest payments – credit facility (2)	43,844	9,462	19,001	15,381	—
Principal payments – fixed rate debt (3)	92,600	—	21,692	47,356	23,552
Interest payments – fixed rate debt (4)	15,781	3,965	7,675	2,637	1,504
Total	$399,725	$13,427	$48,368	$312,874	$25,056
______________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2018, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of June 30, 2018, the weighted average interest rate for the Swapped Term Loan was 3.8%. The remaining $27.5 million outstanding under the Credit Facility had a weighted average interest rate of 4.1% as of June 30, 2018.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of June 30, 2018, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. The Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless the excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. A majority of the Board (including a majority of the independent directors) determined that, as a general policy, borrowing in excess of 60% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets is justified and in the best interests of us and our stockholders during our capital raising stage. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through June 30, 2018 is based on the purchase price. As of June 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 50.2% and our ratio of debt to the fair market value of our gross assets was 48.2%.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of June 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.9%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of June 30, 2018 (dollar amounts in thousands):

Balance as of June 30, 2018
Credit facility and notes payable, net	$337,747
Deferred costs and net premiums (1)	2,353
Less: Cash and cash equivalents	(1,528)
Net debt	$338,572

Gross real estate assets, net (2)	$677,885
Net debt leverage ratio	49.9%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $3.6 million to $12.1 million for the six months ended June 30, 2018, compared to $8.5 million for the six months ended June 30, 2017. The change was primarily due to the acquisition of 13 additional properties subsequent to June 30, 2017, resulting in an increase in net income of $1.1 million and an increase in depreciation and amortization expenses related to real estate assets and deferred financing costs totaling $2.0 million. Additionally, net cash provided by operating activities increased due to a net increase in the changes in working capital accounts of $597,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $12.4 million to $44.1 million for the six months ended June 30, 2018, compared to $56.5 million for the six months ended June 30, 2017. The decrease resulted primarily from the purchase of four properties for an aggregate purchase price of $43.8 million during the six months ended June 30, 2018, compared to the purchase of 11 properties for an aggregate purchase price of $56.7 million during the six months ended June 30, 2017.
Financing Activities. Net cash provided by financing activities increased $366,000 to $32.4 million for the six months ended June 30, 2018, compared to $32.0 million for the six months ended June 30, 2017. The change was primarily due to an increase in net proceeds from our Credit Facility and notes payable of $34.3 million, offset by a decrease in proceeds from the Offerings of $29.8 million, an increase in redemptions of common stock of $3.3 million and an increase in deferred financing costs paid of $2.4 million.

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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We are in the process of determining if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
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
Conflicts of Interest
Avraham Shemesh, our chief executive officer, president and the chairman of our board of directors, who is also a founder and principal of CIM and certain of its affiliates and a director of CCIT II, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, Calvin E. Hollis, also serves as a director of CCIT II. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCIT II, CCIT III and Cole Income NAV, as well as chief executive officer and a director for VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of CR V Advisors act as advisors to CCPT IV, CCIT II, Cole Income NAV Strategy, CCIT III and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there may be conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR V Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of June 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2018, we had an aggregate balance of $27.5 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $138,000 per annum.
As of June 30, 2018, we had three interest rate swap agreements outstanding, which mature on various dates from April 25, 2019 through March 28, 2022, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative asset of $1.1 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2018, an increase of 50 basis points in interest rates would result in a derivative asset of $3.5 million, representing a $2.4 million net increase to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $1.3 million, representing a $2.4 million net decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of June 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2018, we paid distributions of $12.3 million, including $5.8 million through the issuance of shares pursuant to the DRIP. Net cash provided by operating activities for the six months ended June 30, 2018 was $12.1 million. Our distributions paid for the six months ended June 30, 2018, including shares issued pursuant to the DRIP, were funded by cash flows from operations of $12.1 million, or 98%, and proceeds from borrowings of $198,000, or 2%.
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
The proposed SEC standard of conduct for investment professionals could impact our ability to raise capital.
On April 18, 2018, the SEC proposed “Regulation Best Interest,” a new standard of conduct for broker-dealers under the Exchange Act that includes: (i) the requirement that broker-dealers refrain from putting the financial or other interests of the broker-dealer ahead of the retail customer, (ii) a new disclosure document, the consumer or client relationship summary, or Form CRS, which would require both investment advisers and broker-dealers to provide disclosure highlighting details about their services and fee structures and (iii) proposed interpretative guidance that would establish a federal fiduciary standard for investment advisers. The public comment period on Regulation Best Interest ended on August 7, 2018.
Proposed Regulation Best Interest is complex and may be subject to revision or withdrawal. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the impact that proposed Regulation Best Interest may have on purchasing and holding interests in our company.  Proposed Regulation Best Interest or any other legislation or regulations that may be introduced or become law in the future could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2018, we had issued approximately 17.3 million shares of our common stock in the Offerings for gross offering proceeds of $434.1 million ($390.7 million in Class A Shares and $43.4 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $41.1 million, out of which we paid $32.4 million in selling commissions and dealer manager fees and $8.7 million in organization and offering costs payable to CR V Advisors or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offerings. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $677.9 million in real estate and related assets and have expensed acquisition costs of $17.1 million. Additionally, since inception, we have incurred costs of $16.8 million in acquisition fees and expense reimbursements to CR V Advisors, which includes $3.8 million that was capitalized in accordance with ASU 2017-01.
On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP was declared effective by the SEC. As of August 6, 2018, we have sold approximately 17.6 million shares of our common stock in the Offerings for aggregate gross offering proceeds of $440.8 million ($396.0 million in Class A Shares and $44.8 million in Class T Shares).
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 221,000 shares for $4.9 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended June 30, 2018. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. The estimated per share NAV of $22.18 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 29, 2018, until such time as the Board determines a new estimated per share NAV.

In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
May 1, 2018 – May 31, 2018
Class A Shares	127,432	$21.93	127,432	(1)
Class T Shares	792	$22.18	792	(1)
June 1, 2018 – June 30, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	128,224		128,224	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
On August 10, 2018, the Board approved the adoption of the Cole Credit Property Trust V, Inc. 2018 Equity Incentive Plan (the “Plan”). Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed April 26, 2018).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed April 26, 2018).
4.3
Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Appendix D to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed April 26, 2018).

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
Date: August 13, 2018