Form 10-Q
period 2018-09-30
Cole Credit Property Trust V, Inc.
filed 2018-11-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2018, there were approximately 14.9 million shares of Class A common stock, par value $0.01 per share, and 1.9 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$151,868	$142,986
Buildings and improvements	448,503	416,850
Intangible lease assets	83,537	79,268
Total real estate assets, at cost	683,908	639,104
Less: accumulated depreciation and amortization	(60,449)	(46,196)
Total real estate assets, net	623,459	592,908
Cash and cash equivalents	1,032	1,173
Restricted cash	387	346
Derivative assets, prepaid expenses and other assets	2,160	1,546
Rents and tenant receivables, net	8,263	7,021
Deferred costs, net	994	183
Total assets	$636,295	$603,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$332,854	$308,559
Accounts payable and accrued expenses	3,861	2,969
Due to affiliates	2,147	1,787
Intangible lease liabilities, net	3,569	4,019
Distributions payable	2,120	2,049
Deferred rental income and other liabilities	1,033	1,133
Total liabilities	345,584	320,516
Commitments and contingencies
Redeemable common stock	10,493	10,243
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,824,364 and 14,241,888 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	148	142
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,853,106 and 1,347,920 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	19	13
Capital in excess of par value	365,004	341,472
Accumulated distributions in excess of earnings	(86,553)	(70,022)
Accumulated other comprehensive income	1,600	813
Total stockholders’ equity	280,218	272,418
Total liabilities, redeemable common stock and stockholders’ equity	$636,295	$603,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$12,133	$10,303	$35,449	$29,022
Tenant reimbursement income	1,832	1,446	5,164	3,558
Total revenues	13,965	11,749	40,613	32,580
Operating expenses:
General and administrative	1,176	1,135	3,412	3,362
Property operating	938	491	2,230	1,560
Real estate tax	1,157	1,012	3,492	2,617
Advisory fees and expenses	1,584	1,389	4,603	3,965
Acquisition-related	52	35	187	527
Depreciation and amortization	4,664	4,009	13,944	11,159
Total operating expenses	9,571	8,071	27,868	23,190
Operating income	4,394	3,678	12,745	9,390
Other income (expense):
Interest expense and other, net	(3,502)	(2,960)	(10,440)	(8,324)
Net income	$892	$718	$2,305	$1,066

Class A Common Stock:
Net income	$882	$724	$2,321	$1,136
Basic and diluted weighted average number of common shares outstanding	14,760,585	13,989,986	14,561,171	13,284,274
Basic and diluted net income per common share	$0.06	$0.05	$0.16	$0.09
Distributions declared per common share	$0.40	$0.40	$1.18	$1.18

Class T Common Stock:
Net income (loss)	$10	$(6)	$(16)	$(70)
Basic and diluted weighted average number of common shares outstanding	1,794,938	981,505	1,638,680	703,375
Basic and diluted net income (loss) per common share	$0.01	$(0.01)	$(0.01)	$(0.10)
Distributions declared per common share	$0.40	$0.40	$1.18	$1.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$892	$718	$2,305	$1,066
Other comprehensive income
Unrealized gain on interest rate swaps	476	52	845	81
Amount of (gain) loss reclassified from other comprehensive income into income as interest expense and other, net	(17)	110	(90)	567
Total other comprehensive income	459	162	755	648
Total comprehensive income	$1,351	$880	$3,060	$1,714
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
Cumulative effect of accounting changes	—	—	—	—	—	(32)	32	—
Issuance of common stock	960,340	10	506,344	6	35,218	—	—	35,234
Distributions declared	—	—	—	—	—	(18,804)	—	(18,804)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(1,748)	—	—	(1,748)
Other offering costs	—	—	—	—	(708)	—	—	(708)
Distribution and stockholder servicing fees	—	—	—	—	(448)	—	—	(448)
Redemptions of common stock	(377,864)	(4)	(1,158)	—	(8,532)	—	—	(8,536)
Changes in redeemable common stock	—	—	—	—	(250)	—	—	(250)
Comprehensive income	—	—	—	—	—	2,305	755	3,060
Balance, September 30, 2018	14,824,364	$148	1,853,106	$19	$365,004	$(86,553)	$1,600	$280,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,305	$1,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	14,122	11,364
Bad debt expense	14	9
Straight-line rental income	(1,207)	(1,150)
Amortization of deferred financing costs	669	818
Write-off of deferred financing costs	148	—
Gain on extinguishment of debt	—	(108)
Changes in assets and liabilities:
Rents and tenant receivables	(49)	(239)
Prepaid expenses and other assets	(98)	(524)
Accounts payable and accrued expenses	947	2,019
Deferred rental income and other liabilities	(100)	(338)
Due to affiliates	182	(492)
Due from affiliates	14	—
Net cash provided by operating activities	16,947	12,425
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(45,178)	(103,477)
Payment of property escrow deposits	(325)	(3,025)
Refund of property escrow deposits	550	3,259
Net cash used in investing activities	(44,953)	(103,243)
Cash flows from financing activities:
Proceeds from issuance of common stock	26,448	64,559
Redemptions of common stock	(8,536)	(3,733)
Offering costs on issuance of common stock	(2,456)	(6,193)
Distribution and stockholder servicing fees paid	(270)	(123)
Proceeds from credit facility and notes payable	270,000	102,200
Repayments of credit facility and notes payable	(244,500)	(73,950)
Distributions to investors	(9,947)	(8,341)
Deferred financing costs paid	(2,833)	(412)
Net cash provided by financing activities	27,906	74,007
Net decrease in cash and cash equivalents and restricted cash	(100)	(16,811)
Cash and cash equivalents and restricted cash, beginning of period	1,519	19,255
Cash and cash equivalents and restricted cash, end of period	$1,419	$2,444
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,032	$2,097
Restricted cash	387	347
Total cash and cash equivalents and restricted cash	$1,419	$2,444
Supplemental disclosures of non-cash investing and financing activities:
Distributions declared and unpaid	$2,120	$1,947
Change in accrued distribution and stockholder servicing fees	$449	$779
Accrued capital expenditures	$15	$177
Common stock issued through distribution reinvestment plan	$8,786	$7,881
Change in fair value of interest rate swaps	$755	$648
Supplemental cash flow disclosures:
Interest paid	$9,673	$7,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited)
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
In addition, as part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to the Company, Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial (CCIT III), Inc. (“CCIT III”) and Cole Real Estate Income Strategy (Daily NAV), Inc. (“Cole Income NAV Strategy”) (CCPT IV, CCIT II, CCIT III, Cole Income NAV Strategy and the Company, collectively, the “Cole REITs®”), including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-189891) under the Securities Act of 1933, as amended (the “Securities Act”), and declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2014, the Company commenced its initial public offering (the “Initial Offering”) on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. The Initial Offering initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”). In March 2016, the Company reclassified a portion of its unissued Class A common stock (“Class A Shares”) as Class T common stock (“Class T Shares”) and commenced sales of Class T Shares thereafter upon receipt of the required regulatory approvals.
Pursuant to a Registration Statement on Form S-11 (Registration No. 333-215274) under the Securities Act and declared effective by the SEC on August 1, 2017, the Company commenced a follow-on offering on a “best efforts” basis (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the second amended and restated distribution reinvestment plan (the “Second Amended and Restated DRIP” and collectively with the Original DRIP and the first amended and restated distribution and reinvestment plan, the “DRIP”). The Company reserves the right to reallocate the shares offered among the classes of shares and between the primary offering and the Second Amended and Restated DRIP.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

On March 29, 2018, the Company announced that its board of directors (the “Board”) established an updated estimated per share net asset value (“NAV”) of its common stock, as of December 31, 2017, of $22.18 per share for both Class A Shares and Class T Shares. As a result, commencing on March 29, 2018, the Company is offering Class A Shares in its primary portion of the Follow-on Offering for $24.37 per share, Class T Shares in its primary portion of the Follow-on Offering for $23.35 per share and Class A Shares and Class T Shares in its Second Amended and Restated DRIP for $22.18 per share. Additionally, as of March 29, 2018, $22.18 per share serves as the estimated per share NAV for purposes of the share redemption program. The Board establishes an updated per share NAV of the Company’s common stock on an annual basis for purposes of assisting broker-dealers that participated in the Offerings in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340, having previously established a per share NAV as of February 29, 2016 and December 31, 2016.
As of September 30, 2018, the Company had issued approximately 17.8 million shares of common stock in the Offerings, including 1.5 million shares issued in DRIP, for gross offering proceeds of $444.8 million ($398.7 million in Class A Shares and $46.1 million in Class T Shares) before organization and offering costs, selling commissions, and dealer manager fees of $41.8 million. In addition, as of September 30, 2018, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $483,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.3 million.
The Company has used, and intends to continue using, substantially all of the net proceeds from the Offerings to acquire and operate a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. The properties primarily will be single tenant properties leased to national and regional creditworthy tenants. The Company expects that the properties typically will be subject to long-term triple-net or double-net leases, which means the tenant will be obligated to pay for most of the expenses of maintaining the property. As of September 30, 2018, the Company owned 140 properties, comprising 3.4 million rentable square feet of commercial space located in 33 states. As of September 30, 2018, the rentable space at these properties was 98.9% leased, including month-to-month agreements, if any.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. In connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, transfers to or from restricted cash, which have previously been shown in the Company’s investing activities section of the condensed consolidated statements of cash flows, are now required to be shown as part of the total change in cash, cash equivalents and restricted cash in the condensed consolidated

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

statements of cash flows. This change resulted in a decrease in cash flows from investing activities of $253,000 during the nine months ended September 30, 2017.
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the nine months ended September 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $32,000.
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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2018 or 2017. The Company is in the process of determining if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2018 or December 31, 2017.
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
September 30, 2018 (Unaudited) – (Continued)

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
In April 2017, the Company elected to early adopt ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions and, as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities, as described above. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations, and as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses in the Company’s condensed consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
Restricted Cash
The Company had $387,000 and $346,000 in restricted cash as of September 30, 2018 and December 31, 2017, respectively. Included in restricted cash was $94,000 held by lenders in lockbox accounts as of December 31, 2017. No such amounts were included in restricted cash as of September 30, 2018. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Restricted cash also included $293,000 and $2,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of September 30, 2018 and December 31, 2017, respectively, as well as $94,000 and $250,000 in lender cash management accounts as of September 30, 2018 and December 31, 2017, respectively.
Revenue Recognition
Certain properties have leases where the minimum rental payment increases during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification (“ASC”) Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s condensed consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of September 30, 2018 and December 31, 2017, the Company had an allowance for uncollectible accounts of $18,000 and $40,000, respectively.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2018 and 2017. Distributions per share are calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 and subsequent amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The guidance, including optional practical expedients, should be implemented for the earliest period presented using a modified retrospective approach. The Company is currently in the process of finalizing its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company does not expect the adoption to have a material impact on the accounting treatment of the Company’s net leases, which are the primary source of the Company’s revenues.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. ASU 2017-12 requires all changes in the fair value of highly effective cash flow hedges to be recorded in accumulated other comprehensive income. Under current GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company early adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the nine months ended September 30, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $32,000.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU's adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2018, the estimated fair value of the Company’s debt was $334.7 million, compared to a carrying value of $335.1 million. The estimated fair value of the Company’s debt was $311.4 million as of December 31, 2017, compared to a carrying value of $309.6 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2018 and December 31, 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$1,600	$—	$1,600	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$845	$—	$845	$—
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the nine months ended September 30, 2018, the Company acquired four commercial properties for an aggregate purchase price of $43.8 million (the “2018 Asset Acquisitions”), which includes $1.3 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred. The Company funded the 2018 Asset Acquisitions with net proceeds from the Follow-on Offering and available borrowings.
The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the nine months ended September 30, 2018 (in thousands):

2018 Asset Acquisitions
Land	$8,882
Buildings and improvements	30,505
Acquired in-place leases and other intangibles (1)	4,437
Total purchase price	$43,824
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 17.4 years for the 2018 Asset Acquisitions.
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
The following table summarizes the consideration transferred for the properties purchased during the nine months ended September 30, 2017 (in thousands):

2017 Acquisitions
Real estate assets:
Purchase price of asset acquisitions	$88,547
Purchase price of business combinations	14,878
Total purchase price of real estate assets acquired (1)	$103,425
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions was 13.9 years for acquired in-place leases and other intangibles, 16.6 years for acquired above-market leases and 12.9 years for acquired intangible lease liabilities.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

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
During the nine months ended September 30, 2017, the Company acquired two commercial properties for an aggregate purchase price of $14.9 million, which were accounted for as business combinations (the “2017 Business Combination Acquisitions”). The Company allocated the purchase price of these properties to the fair value of the assets acquired. The following table summarizes the purchase price allocation for the 2017 Business Combination Acquisitions purchased during the nine months ended September 30, 2017 (in thousands):

2017 Business Combination Acquisitions
Land	$2,099
Buildings and improvements	11,342
Acquired in-place leases and other intangibles	1,437
Total purchase price	$14,878
The Company recorded revenue of $285,000 and $652,000, respectively, and net income of $170,000 and a net loss of $25,000, respectively, for the three and nine months ended September 30, 2017, related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $407,000 of acquisition-related expenses for the nine months ended September 30, 2017, which is included in acquisition-related expenses on the condensed consolidated statements of operations.
The following table summarizes selected financial information of the Company as if all of the 2017 Business Combination Acquisitions were completed on January 1, 2016 for each period presented below. The table below presents the Company’s estimated revenue and net income (loss), on a pro forma basis, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pro forma basis (unaudited):
Revenue	$11,749	$10,325	$32,779	$31,103
Net income (loss)	$718	$(102)	$1,567	$(1,559)
The unaudited pro forma information for the nine months ended September 30, 2017 was adjusted to exclude $407,000 of acquisition-related fees and expenses recorded during the period related to the 2017 Business Combination Acquisitions. Accordingly, these costs were instead recognized in the pro forma information for the nine months ended September 30, 2016.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period, nor does it purport to represent the results of future operations.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS
Intangible lease assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands, except weighted average life):

	September 30, 2018	December 31, 2017
In-place leases and other intangibles, net of accumulated amortization of $18,259 and $13,899, respectively (with a weighted average life remaining of 11.0 years and 11.3 years, respectively)	$56,442	$56,443
Acquired above-market leases, net of accumulated amortization of $3,056 and $2,519, respectively (with a weighted average life remaining of 11.2 years and 11.8 years, respectively)	5,780	6,407
	$62,222	$62,850
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations.
The following table summarizes the amortization expense related to the intangible lease assets for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
In-place lease and other intangible amortization	$1,469	$1,328	$4,587	$3,558
Above-market lease amortization	$166	$211	$628	$617
As of September 30, 2018, the estimated amortization expense relating to the intangible lease assets is as follows (in thousands):

	Amortization Expense
	In-Place Leases and Other Intangibles	Above-Market Leases
Remainder of 2018	$1,482	$183
2019	$5,699	$591
2020	$5,492	$538
2021	$5,430	$523
2022	$5,233	$511
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2018, the Company entered into one interest rate swap agreement. As of September 30, 2018, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets as of
		September 30, 2018				September 30, 2018	December 31, 2017
Interest Rate Swaps	Derivative assets, prepaid expenses and other assets	$241,100	3.22% to 4.45%	12/31/2015 to 5/23/2018	4/25/2019 to 3/28/2022	$1,600	$845
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2018.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2018, the amounts reclassified were a gain of $17,000 and $90,000, respectively. For the three and nine months ended September 30, 2017, the amounts reclassified were a loss of $110,000 and $567,000, respectively. During the next 12 months, the Company estimates that an additional $681,000 will be reclassified from other comprehensive income as a decrease to interest expense. The Company classifies cash flows from interest rate swap agreements as net cash provided by operating activities on the condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in the condensed consolidated statements of cash flows as the category for cash flows from hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments and accrued interest. As of September 30, 2018, all derivatives were in an asset position. Therefore, there was no termination value as of September 30, 2018. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2018.
NOTE 7 — NOTES PAYABLE AND CREDIT FACILITY
As of September 30, 2018, the Company had $332.9 million of debt outstanding, including net deferred financing costs, with weighted average years to maturity of 4.2 years and a weighted average interest rate of 3.8%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of September 30, 2018 and December 31, 2017, and the debt activity for the nine months ended September 30, 2018 (in thousands):

		During the Nine Months Ended September 30, 2018
	Balance as of December 31, 2017	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of September 30, 2018
Credit facility	$217,000	$270,000	$(244,500)	$—	$242,500
Fixed rate debt	92,600	—	—	—	92,600
Total debt	309,600	270,000	(244,500)	—	335,100
Deferred costs (2)	(1,041)	(1,730)	125	400	(2,246)
Total debt, net	$308,559	$268,270	$(244,375)	$400	$332,854
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility, as defined below.
As of September 30, 2018, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $156.5 million as of September 30, 2018. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
During the nine months ended September 30, 2018, the Company entered into a new credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the other lenders party thereto, and repaid the then-existing credit agreement dated April 25, 2014. The Credit Agreement allows for borrowings of up to $350.0 million (the “Credit Facility”). The Credit Facility includes $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”). The Term Loans mature on March 27, 2023 and the Revolving Loans mature on March 28, 2022; however the Company may elect to extend the maturity date of the Revolving Loans to March 28, 2023 subject to satisfying certain conditions described in the Credit Agreement.
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month London Interbank Offered Rate (“LIBOR”) multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of September 30, 2018, the amounts outstanding under the Revolving Loans totaled $22.5 million at a weighted average interest rate of 3.9%. As of September 30, 2018, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan. As of September 30, 2018, the all-in rate for the Swapped Term Loan was 3.8%. The Company had $242.5 million of debt outstanding under the Credit Facility as of September 30, 2018 at a weighted average interest rate of 3.8% and $107.5 million in unused capacity, subject to borrowing availability.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of September 30, 2018.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2018 (in thousands):

Principal Repayments
Remainder of 2018	$—
2019	—
2020	388
2021	68,009
2022	22,928
Thereafter	243,775
Total	$335,100
NOTE 8 — INTANGIBLE LEASE LIABILITIES
Intangible lease liabilities consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands, except weighted average life remaining amounts):

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

	September 30, 2018	December 31, 2017
Acquired below-market leases, net of accumulated amortization of $2,081 and $1,678, respectively (with a weighted average life remaining of 7.5 years and 7.9 years, respectively)	$3,569	$4,019
Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization of the intangible lease liabilities for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Below-market lease amortization	$147	$133	$450	$412
As of September 30, 2018, the estimated amortization of the intangible lease liabilities is as follows (in thousands):

Amortization of Below-Market Leases
Remainder of 2018	$146
2019	$555
2020	$479
2021	$460
2022	$380
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
Selling commissions and dealer manager fees
In connection with the Offerings, CCO Capital, the Company’s dealer manager, which is affiliated with CR V Advisors, receives selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offerings for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. The Company has been advised that CCO Capital intends to reallow 100% of selling commissions earned to participating broker-dealers. In addition, CCO Capital receives 2.0% of gross offering proceeds from the primary portion of the Offerings for both Class A Shares and Class T Shares as a dealer manager fee. CCO Capital, in its sole discretion, may reallow all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid by CR V Advisors or its affiliates and are reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2018, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. As the Company raises additional proceeds from the Offerings, these excess amounts may become payable.
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
September 30, 2018 (Unaudited) – (Continued)

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
Disposition fees
If CR V Advisors or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Advisors or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR V Advisors, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Advisors or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Advisors or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Advisors agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. During the three and nine months ended September 30, 2018 and 2017, no disposition fees were incurred for any such services provided by CR V Advisors or its affiliates.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Advisors, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Advisors will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Advisors may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2018 and 2017, no subordinated performance fees were incurred related to any such events.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018 (Unaudited) – (Continued)

The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Advisors and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Selling commissions	$298	$813	$1,215	$3,441
Dealer manager fees	$158	$322	$533	$1,298
Other organization and offering expenses	$218	$378	$708	$1,454
Distribution and stockholder servicing fees (1)	$97	$56	$270	$123
Acquisition fees and expenses	$52	$915	$1,250	$2,332
Advisory fees and expenses	$1,584	$1,389	$4,603	$3,965
Operating expenses	$487	$522	$1,625	$1,594
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

Services Agreement
Pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of the Company’s directors, is obligated to provide certain services to CCO Group and to the Company, including operational real estate support. The Company is not a party to the Services Agreement. See Note 11 — Economic Dependency for a discussion of the Services Agreement.
Due to/from Affiliates
As of September 30, 2018 and December 31, 2017, $2.1 million and $1.8 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Advisors, or its affiliates. The amounts are primarily for advisory fees and operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
As of December 31, 2017, $14,000 was due from CR V Advisors or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. No such amounts were due to the Company as of September 30, 2018.
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
Services Agreement
Pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to the Company, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and is obligated provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
September 30, 2018 (Unaudited) – (Continued)

VEREIT OP’s services under the Services Agreement to other CIM affiliates or third parties with the goal of ensuring continuity and minimizing disruption.
NOTE 12 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases had a weighted-average remaining term of 10.3 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options, as of September 30, 2018, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2018	$12,641
2019	48,013
2020	47,325
2021	46,723
2022	45,122
Thereafter	322,650
Total	$522,474
NOTE 13 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2018:
Redemption of Shares of Common Stock
Subsequent to September 30, 2018, the Company redeemed approximately 135,000 shares for $3.0 million at an average per share price of $22.05 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2018 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended September 30, 2018 totaling approximately 295,000 shares went unfulfilled.
Acquisition of Real Estate Assets
Subsequent to September 30, 2018, the Company acquired one commercial property for an aggregate purchase price of $15.1 million, which was accounted for as an asset acquisition. The acquisition was funded with net proceeds from the Follow-On Offering and available borrowings. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated financial statements for this property.

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
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by any of the Cole REITs with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
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
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 87% of total revenue for both the three and nine months ended September 30, 2018, and 88% and 89% of total revenue for the three and nine months ended September 30, 2017, respectively. As 98.9% of our rentable square feet was under lease as of September 30, 2018 (including any month-to-month agreements) with a weighted average remaining lease term of 10.3 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2018 Activity

•	Acquired four properties for an aggregate purchase price of $43.8 million.

•
Issued approximately 1.5 million shares of common stock in the Offerings for aggregate proceeds of $35.4 million ($23.3 million in Class A Shares and $12.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $2.5 million.

•	Entered into a new credit agreement that increased the allowable borrowings and extended the maturity dates associated with the original modified credit agreement.

•	Total debt increased by $25.5 million, from $309.6 million to $335.1 million.
Portfolio Information
As of September 30, 2018, we owned 140 properties, comprising 3.4 million rentable square feet of commercial space located in 33 states, which were 98.9% leased, including any month-to-month agreements, with a weighted average remaining lease term of 10.3 years. As of September 30, 2018, one of our tenants, Walgreens, accounted for 13% of our 2018 annualized rental income. As of September 30, 2018, no single geographic concentration accounted for greater than 10% of our 2018 annualized rental income. In addition, we had tenants in the pharmacy, discount store, sporting goods and grocery industries, which accounted for 14%, 13%, 12% and 11%, respectively, of our 2018 annualized rental income. The following table shows the property statistics of our real estate assets as of September 30, 2018 and 2017:

	As of September 30,
	2018	2017
Number of commercial properties	140	131
Rentable square feet (in thousands) (1)	3,359	3,014
Percentage of rentable square feet leased	98.9%	98.8%
Percentage of investment-grade tenants (2)	38.8%	36.9%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial properties acquired	—	4	4	15
Purchase price of acquired properties (in thousands)	$—	$46,741	$43,824	$103,425
Rentable square feet (in thousands) (1)	—	283	175	482
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

Results of Operations
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		2018 vs 2017 Increase (Decrease)	Nine Months Ended September 30,		2018 vs 2017 Increase (Decrease)
	2018	2017		2018	2017
Total revenues	$13,965	$11,749	$2,216	$40,613	$32,580	$8,033
General and administrative expenses	$1,176	$1,135	$41	$3,412	$3,362	$50
Property operating expenses	$938	$491	$447	$2,230	$1,560	$670
Real estate tax expenses	$1,157	$1,012	$145	$3,492	$2,617	$875
Advisory fees and expenses	$1,584	$1,389	$195	$4,603	$3,965	$638
Acquisition-related expenses	$52	$35	$17	$187	$527	$(340)
Depreciation and amortization	$4,664	$4,009	$655	$13,944	$11,159	$2,785
Operating income	$4,394	$3,678	$716	$12,745	$9,390	$3,355
Interest expense and other, net	$3,502	$2,960	$542	$10,440	$8,324	$2,116
Net income	$892	$718	$174	$2,305	$1,066	$1,239
Revenue
Our revenues consist primarily of rental and other property income from net leased commercial properties. We also incur certain operating expenses that are subject to reimbursement by our tenants, which results in tenant reimbursement income.
The increase in revenue of $2.2 million and $8.0 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition and management of nine additional income-producing properties subsequent to September 30, 2017. Rental and other property income from net leased commercial properties accounted for 87% of total revenue for both the three and nine months ended September 30, 2018, respectively, and 88% and 89% of total revenue for the three and nine months ended September 30, 2017, respectively. We also incurred certain operating expenses subject to reimbursement by our tenants, which resulted in $1.8 million and $5.2 million in tenant reimbursement income during the three and nine months ended September 30, 2018, respectively, compared to $1.4 million and $3.6 million, respectively, during the same periods in 2017.
General and Administrative Expenses
The primary general and administrative expense items are escrow and trustee fees, operating expense reimbursements to our advisor, unused fees on the Credit Facility and accounting fees.
The increase in general and administrative expenses of $41,000 and $50,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to increases in operating expense reimbursements to our advisor during the three and nine months ended September 30, 2018, primarily as a result of the acquisition of nine additional rental income-producing properties subsequent to September 30, 2017.
Property Operating Expenses
Property operating expenses such as property repairs, maintenance and property-related insurance include both reimbursable and non-reimbursable property expenses. We are reimbursed by tenants for certain property operating expenses in accordance with the respective lease agreements.
The increase in property operating expenses of $447,000 and $670,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to an increase in repair and maintenance costs as a result of the acquisition of nine additional properties subsequent to September 30, 2017, as well as recognizing a full period of property operating expenses on four and 15 properties acquired during the three and nine months ended September 30, 2017, respectively.
Real Estate Tax Expenses
The increase in real estate tax expenses of $145,000 and $875,000 during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of nine additional properties subsequent to September 30, 2017, as well as recognizing a full period of real estate tax expenses on four and 15 properties acquired during the three and nine months ended September 30, 2017, respectively.

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
The increase in advisory fees and expenses of $195,000 during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in our average asset value to $705.4 million for the three months ended September 30, 2018, compared to $621.5 million for the three months ended September 30, 2017.
The increase in advisory fees and expenses of $638,000 during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in our average asset value to $689.0 million for the nine months ended September 30, 2018, compared to $586.6 million for the nine months ended September 30, 2017.
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
The increase in acquisition-related expenses of $17,000 during the three months ended September 30, 2018, compared to the same period in 2017, was primarily due to an increase in advisor reimbursements. Acquisitions made during the three months ended September 30, 2018 and 2017 were all accounted for as asset acquisitions in accordance with ASU 2017-01, and as such, acquisition costs were capitalized.
The decrease in acquisition-related expenses of $340,000 during the nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to the acquisition of two commercial properties during the nine months ended September 30, 2017 that were accounted for as business combinations, and as such the acquisition-related costs were expensed as incurred. Acquisition-related costs related to the four asset acquisitions during the nine months ended September 30, 2018 were capitalized in accordance with ASU 2017-01.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $655,000 and $2.8 million during the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, was primarily due to the acquisition of nine additional properties subsequent to September 30, 2017, as well as recognizing a full period of depreciation and amortization expenses on four and 15 properties acquired during the three and nine months ended September 30, 2017, respectively.
Interest Expense and Other, Net
The increase in interest expense and other, net of $542,000 during the three months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to $336.3 million during the three months ended September 30, 2018, from $272.9 million during the three months ended September 30, 2017.
The increase in interest expense and other, net of $2.1 million during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding to

$329.3 million during the nine months ended September 30, 2018, from $254.4 million during the nine months ended September 30, 2017.
Same Store Properties
We review our stabilized operating results, measured by contract rental revenue, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Contract rental revenue is a supplemental non-GAAP financial measure of real estate companies’ operating performance. Contract rental revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of our properties. In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after July 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 127 same store properties for the three months ended September 30, 2018 increased $146,000 as compared to the same period in 2017. The same store properties were 98.6% occupied as of September 30, 2018, as compared to 98.7% occupied as of September 30, 2017.
The following table shows the contract rental revenue from properties owned for both of the entire three months ended September 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Three Months Ended September 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$12,133	$10,303	$1,830	18%
Less: Amortization (1)		(19)	(78)	59	(76)%
Less: Straight-line rental income		431	574	(143)	(25)%
Total contract rental revenue		11,721	9,807	1,914	20%

Less: “Non-same store” properties	13	2,067	299	1,768	591%
“Same store” properties	127	$9,654	$9,508	$146	1.5%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.
“Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017 and any properties under development or redevelopment. As shown in the table below, contract rental revenue on the 116 same store properties for the nine months ended September 30, 2018 stayed consistent compared to the same period in 2017. The same store properties were 98.5% occupied as of September 30, 2018, as compared to 98.6% occupied as of September 30, 2017.
The following table shows the contract rental revenue from properties owned for both of the entire nine months ended September 30, 2018 and 2017, along with a reconciliation to rental income, calculated in accordance with GAAP (dollar amounts in thousands):

	Number of Properties	Nine Months Ended September 30,		Increase (Decrease)
		2018	2017	$ Change	% Change
Rental income – as reported		$35,449	$29,022	$6,427	22%
Less: Amortization (1)		(178)	(205)	27	(13)%
Less: Straight-line rental income		1,207	1,150	57	5%
Total contract rental revenue		34,420	28,077	6,343	23%

Less: “Non-same store” properties	24	8,323	1,921	6,402	333%
“Same store” properties	116	$26,097	$26,156	$(59)	(0.2)%
______________________
(1) Includes amortization of above- and below-market lease intangibles and deferred lease incentives.

Distributions
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2019. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2019, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of September 30, 2018, we had distributions payable of $2.1 million.
The following table presents distributions and sources of distributions for the periods indicated below:

	Nine Months Ended September 30,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$9,947	53%	$8,341	51%
Distributions reinvested	8,786	47%	7,881	49%
Total distributions	$18,733	100%	$16,222	100%

Source of distributions:
Net cash provided by operating activities (1)	$16,947	90%	$12,425	77%
Proceeds from issuance of common stock (2)	—	—%	3,797	23%
Proceeds from the issuance of debt	1,786	10%	—	—
Total sources	$18,733	100%	$16,222	100%
______________________
(1) Net cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $16.9 million and $12.4 million, respectively.
(2) Prior to the adoption of ASU 2017–01 in April 2017, we treated our real estate acquisition–related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the nine months ended September 30, 2017 includes the amount by which real estate acquisition–related fees and expenses have reduced net cash flows from operating activities in prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 295,000 shares for $6.5 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended September 30, 2018. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the nine months ended September 30, 2018, we received valid redemption requests under our share redemption program totaling approximately 1.0 million shares, of which we redeemed 261,000 shares as of September 30, 2018 for $5.7 million (at an average redemption price of $22.00 per share) and approximately 135,000 shares subsequent to September 30, 2018 for $3.0 million at an average redemption price of $22.05 per share. The remaining redemption requests relating to approximately 640,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.

Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. Our operating cash flows will primarily be provided by the rental income received from leased properties. As of September 30, 2018, we had raised $444.8 million of gross proceeds from the Offerings ($398.7 million in Class A Shares and $46.1 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $41.8 million.
Our Credit Facility provides for borrowings of up to $350.0 million, which includes $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of September 30, 2018, we had $107.5 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2018, we also had cash and cash equivalents of $1.0 million.
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
All organization and offering expenses (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) are paid for by CR V Advisors or its affiliates and are reimbursed by us up to 2.0% of aggregate gross proceeds from the Offerings. A portion of the other organization and offering expenses may be underwriting compensation. As of September 30, 2018, CR V Advisors had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds. The amounts in excess of 2.0% of aggregate gross offering proceeds were not included in our condensed consolidated financial statements because such amounts were not a liability of ours as they exceeded 2.0% of proceeds from the Initial Offering. As we raise additional proceeds from the Follow-on Offering, these excess amounts may become payable.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related assets and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, the sale of our common stock and from secured or unsecured borrowings from banks and other lenders.
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
Contractual Obligations
As of September 30, 2018, we had $335.1 million of debt outstanding with a weighted average interest rate of 3.8%. See Note 7 — Notes Payable and Credit Facility to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of September 30, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$242,500	$—	$—	$242,500	$—
Interest payments – credit facility (2)	40,579	9,212	18,500	12,867	—
Principal payments – fixed rate debt (3)	92,600	—	21,792	47,366	23,442
Interest payments – fixed rate debt (4)	14,130	3,750	6,989	2,154	1,237
Total	$389,809	$12,962	$47,281	$304,887	$24,679
______________________

(1)	The table does not include amounts due to CR V Advisors or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2018, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of September 30, 2018, the weighted average interest rate for the Swapped Term Loan was 3.8%. The remaining $22.5 million outstanding under the Credit Facility had a weighted average interest rate of 3.9% as of September 30, 2018.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of September 30, 2018, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. As of September 30, 2018, our ratio of debt to the cost (before deducting depreciation or other non-cash reserves) of our gross assets was 49.4% and our ratio of debt to the fair market value of our gross assets was 47.5%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through September 30, 2018 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 49.3%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of September 30, 2018 (dollar amounts in thousands):

Balance as of September 30, 2018
Credit facility and notes payable, net	$332,854
Deferred costs and net premiums (1)	2,246
Less: Cash and cash equivalents	(1,032)
Net debt	$334,068

Gross real estate assets, net (2)	$678,258
Net debt leverage ratio	49.3%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities increased by $4.5 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The change was primarily due to the acquisition of nine additional properties subsequent to September 30, 2017, resulting in increases in net income and depreciation and amortization expenses. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $58.3 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The decrease resulted primarily from the decrease in real estate investments of $58.3 million during the nine months ended September 30, 2018, as compared to the same period in 2017.
Financing Activities. Net cash provided by financing activities decreased $46.1 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The change was primarily due to a decrease in proceeds from the Offerings of $34.4 million and an increase in redemptions of common stock of $4.8 million.
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
Related-Party Transactions and Agreements
We have entered into agreements with CR V Advisors or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Advisors or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. In addition, pursuant to the Services Agreement, VEREIT OP, which is affiliated with one of our directors, is obligated to provide certain services to CCO Group and to us, including operational real estate support. We are not a party to the Services Agreement. See Note 10 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, our chief executive officer, president and the chairman of our board of directors, who is also a founder and principal of CIM and certain of its affiliates and a director of CCIT II, and Nathan D. DeBacker, our chief financial officer and treasurer, act as executive officers and/or a director of one or more other programs sponsored by CCO Group. One of our directors, Calvin E. Hollis, also serves as a director of CCIT II. Similarly, Glenn J. Rufrano, one of our directors, serves as a director of CCIT II, CCIT III and Cole Income NAV Strategy, as well as chief executive officer and a director for VEREIT, Inc., the parent company of VEREIT OP, who provides certain services to us and our advisor through the Services Agreement. In addition, certain affiliates of CR V Advisors act as advisors to CCPT IV, CCIT II, Cole Income NAV Strategy, CCIT III and/or other real estate offerings in registration, all of which are or intend to be public, non-listed REITs offered, distributed and/or managed by affiliates of CR V Advisors. As such, there may be conflicts of interest where CR V Advisors or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR V Advisors and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2017.
Off-Balance Sheet Arrangements
As of September 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2018, we had an aggregate balance of $22.5 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in

LIBOR. As of September 30, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $113,000 per annum.
As of September 30, 2018, we had three interest rate swap agreements outstanding, which mature on various dates from April 25, 2019 through March 28, 2022, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative asset of $1.6 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2018, an increase of 50 basis points in interest rates would result in a derivative asset of $3.7 million, representing a $2.1 million net increase to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $529,000, representing a $2.1 million net decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of September 30, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents distributions and sources of distributions for the periods indicated below:

	Nine Months Ended September 30, 2018		Year Ended December 31, 2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$9,947	53%	$11,468	52%
Distributions reinvested	8,786	47%	10,696	48%
Total distributions	$18,733	100%	$22,164	100%

Source of distributions:
Net cash provided by operating activities (1)	$16,947	90%	$16,033	72%
Proceeds from issuance of common stock (2)	—	—%	6,026	27%
Proceeds from the issuance of debt	1,786	10%	105	1%
Total sources	$18,733	100%	$22,164	100%
______________________
(1) Net cash provided by operating activities for the nine months ended September 30, 2018 and the year ended December 31, 2017 was $16.9 million and $16.0 million, respectively.
(2) Prior to the adoption of ASU 2017–01 in April 2017, we treated our real estate acquisition–related fees and expenses as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2017 includes the amount by which real estate acquisition–related fees and expenses have reduced net cash flows from operating activities in prior periods.
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
As of September 30, 2018, we had issued approximately 17.8 million shares of our common stock in the Offerings for gross offering proceeds of $444.8 million ($398.7 million in Class A Shares and $46.1 million in Class T Shares), before offering costs, selling commissions and dealer manager fees of $41.8 million, out of which we paid $32.9 million in selling commissions and dealer manager fees and $8.9 million in organization and offering costs payable to CR V Advisors or its affiliates. In addition, we pay CCO Capital a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offerings. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we acquired $678.3 million in real estate and related assets and have expensed acquisition costs of $17.2 million. Additionally, since inception, we have incurred costs of $16.8 million in acquisition fees and expense reimbursements to CR V Advisors, which includes $3.8 million that was capitalized in accordance with ASU 2017-01.
On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP was declared effective by the SEC. As of November 7, 2018, we have sold approximately 18.0 million shares of our common stock in the Offerings for aggregate gross offering proceeds of $449.3 million ($402.3 million in Class A Shares and $47.0 million in Class T Shares).
The Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, the Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 295,000 shares for $6.5 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended September 30, 2018. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. The estimated per share NAV of $22.18 determined by the Board as of December 31, 2017 serves as the most recent estimated value for purposes of the share redemption program, effective March 29, 2018, until such time as the Board determines a new estimated per share NAV.

In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2018, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 – July 31, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
August 1, 2018 – August 31, 2018
Class A Shares	132,419	$22.07	132,419	(1)
Class T Shares	366	$21.36	366	(1)
September 1, 2018 – September 30, 2018
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	132,785		132,785	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1*	Cole Credit Property Trust V, Inc. 2018 Equity Incentive Plan
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: November 13, 2018