Form 10-K
period 2018-12-31
Cole Credit Property Trust V, Inc.
filed 2019-03-27
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 14.6 million shares of Class A common stock and 1.7 million shares of Class T common stock held by non-affiliates as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $396.2 million, assuming a market value of $24.37 per share for Class A common stock and $23.35 per share for Class T common stock, the offering prices per share as of June 29, 2018 in the registrant’s follow-on offering exclusive of any available discounts for certain categories of purchasers. Effective March 26, 2019, the estimated per share net asset value of the registrant’s Class A common stock and Class T common stock as of December 31, 2018 is $19.64 per share.
As of March 14, 2019, there were approximately 15.0 million shares of Class A common stock and 1.9 million shares of Class T common stock, par value per share of $0.01 each, of Cole Credit Property Trust V, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust V, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from potential dispositions.

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
General Description of the Business and Operations
Cole Credit Property Trust V, Inc. (the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on December 12, 2012. We elected to be taxed, and currently qualify, as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2014. We operate a diversified portfolio of core commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of December 31, 2018, we owned 141 properties, comprising 3.5 million rentable square feet of commercial space located in 34 states. As of December 31, 2018, the rentable square feet at these properties was 98.8% leased, including month-to-month agreements, if any.
Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership V, LP, a Delaware limited partnership (“CR V OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by Cole REIT Management V, LLC (“CR V Management”) (formerly known as Cole REIT Advisors V, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities, headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CR V Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR V Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CR V Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”).
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group owns and controls CR V Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group serves as our sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
As part of the Transaction, VEREIT OP and CCO Group, LLC entered into a services agreement (the “Services Agreement”) pursuant to which VEREIT OP is obligated to provide certain services to CCO Group and to us through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
On March 17, 2014, we commenced our initial public offering (the “Initial Offering”) on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. As a result of a reverse stock split effectuated on February 7, 2014, the Initial Offering initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares) in the primary offering at a price of $25.00 per share until April 8, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016.
Effective as of March 4, 2016, we changed the designation of our common stock to Class A Shares and then reclassified a portion of our Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to our Articles of Amendment and Restatement (collectively, our Articles of Amendment and Restatement, our Articles of Amendment and our Articles Supplementary, as amended or supplemented from time to time, are referred to herein as our “Charter”). All shares of common stock issued and outstanding prior to the filing on March 4, 2016 were designated as Class A Shares. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions are expected to differ due to the distribution and stockholder servicing fees, as defined in our Charter, that are payable in connection with the Class T Shares. In addition, our Charter provides that, in the event of a liquidation of our assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
On March 29, 2016, our Board adopted an Amended and Restated Distribution Reinvestment Plan (the “Amended and Restated DRIP”) in connection with the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The Amended and Restated DRIP became effective as of May 1, 2016.
In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 for the Initial Offering, which was declared effective by the SEC on April 29, 2016, the Company began offering up to $1,125,000,000, of the $2.5 billion in shares that made up the primary portion of the Initial Offering, in Class T Shares at a price of $25.26 per share in the primary portion of the Initial Offering (representing the $24.00 then-most recent estimated per share net asset value (“NAV”) plus selling commissions and dealer manager fees applicable to the Class T Shares), along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Initial Offering. The Company also began offering Class T Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share (representing the then-most recent estimated per share NAV per Class A Share and Class T Share).
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
Effective December 31, 2018, the primary portion of the Follow-on Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering.
Our Board establishes an estimated per share NAV of the Company’s common stock for purposes of assisting broker-dealers that participated in the Offerings in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340. The following table summarizes the estimated per share NAV of both classes of our common stock for the periods indicated below:

			NAV per Share
Valuation Date	Period Commencing	Period Ending	Class A Shares	Class T Shares
February 29, 2016	April 11, 2016	March 27, 2017	$24.00	$24.00
December 31, 2016	March 28, 2017	March 28, 2018	$24.00	$24.00
December 31, 2017	March 29, 2018	March 19, 2019	$22.18	$22.18
December 31, 2018	March 26, 2019	—	$19.64	$19.64
Commencing on March 26, 2019, following our Board’s determination of an updated estimated per share NAV, we will issue both Class A Shares and Class T Shares in our Second Amended and Restated DRIP for $19.64 per share, the estimated per share NAV as of December 31, 2018, as determined by our Board. Additionally, $19.64 per share will serve as the most recent estimated per share NAV for purposes of the share redemption program.
As of December 31, 2018, we had issued approximately 18.1 million shares of our common stock in the Offerings for gross offering proceeds of $453.1 million ($405.4 million in Class A Shares and $47.7 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $42.4 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $584,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.2 million.
Investment Strategy and Objectives
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
Acquisition and Investment Policies
Our Charter requires that our independent directors review our investment policies, described below, at least annually to determine that our policies are in the best interests of our stockholders. Except to the extent that investment policies and limitations are included in our Charter, our Board may revise our investment policies without the approval of our stockholders. Investment policies that are provided in our Charter may only be amended by a vote of stockholders holding a majority of our outstanding shares, unless the amendments do not adversely affect the rights, preferences and privileges of our stockholders.
Types of Investments
We primarily acquire income-producing necessity retail properties that are primarily single-tenant properties, which are leased to creditworthy tenants under long-term net leases, and are strategically located throughout the United States. We consider necessity retail properties to be properties leased to retail tenants that attract consumers for everyday needs, such as pharmacies, home improvement stores, national superstores, restaurants and regional retailers.
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
We may further diversify our portfolio by making and investing in mortgage, bridge or mezzanine loans, or in participations in such loans, secured directly or indirectly by the same types of commercial properties that we may acquire directly, and we may invest in other real estate-related securities. We may acquire properties under development or that require substantial refurbishment or renovation. We also may acquire majority or minority interests in other entities with investment objectives similar to ours. Many of our properties are, and we anticipate that future properties will be, leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties. CR V Management monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of five years.
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
There is no limitation on the number, size or type of properties that we may acquire, or on the percentage of net proceeds of the Offerings that may be used to acquire a single property. The number and mix of properties comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire properties, and the amount of capital we have available for acquisitions. We will not forgo acquiring a high-quality asset because it does not precisely fit our expected portfolio composition. Our Board has broad discretion to change our investment portfolio in order for us to achieve our investment objectives. See “— Other Possible Investments” below for a description of other types of real estate and real estate-related investments we may make.

We incur debt to acquire properties when CR V Management determines that incurring such debt is in our best interests and in the best interests of our stockholders. In addition, from time to time, we have acquired and may continue to acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We use the proceeds from these loans to acquire additional properties. See “— Borrowing Policies” below for a more detailed description of our borrowing intentions and limitations.
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR V Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CR V Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CR V Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flow, business plans, data provided by industry credit rating services, and/or other information CR V Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR V Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR V Management will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with such company’s senior management to discuss the company’s business plan and strategy.
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
While we will utilize ratings by Moody’s and Standard & Poor’s as one factor in determining whether a tenant is creditworthy, CR V Management also considers other factors in determining whether a tenant is creditworthy for the purpose of meeting our investment objectives. CR V Management’s underwriting process considers information provided by third-party analytical services, along with CR V Management’s own analysis of the financial condition of the tenant and/or the guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within the tenant’s industry segment, the general health and outlook of the tenant’s industry segment, the strength of the tenant’s management team and the terms and length of the lease at the time of the acquisition.
Description of Leases
We expect, in most instances, to continue to acquire properties with existing double-net or triple-net leases. “Net” leases mean leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, maintenance, insurance and building repairs related to the property, in addition to the lease payments. Triple-net leases typically require the tenant to pay all costs associated with a property (e.g., real estate taxes, insurance, maintenance and repairs, including roof, structure, and parking lot). Double-net leases typically hold the landlord responsible for the capital expenditures for the roof and structure, while the tenant is responsible for all lease payments and remaining operating expenses associated with the property (e.g., real estate taxes, insurance and maintenance). We expect that double-net and triple-net leases will help ensure the predictability and stability of our expenses, which we believe will result in greater predictability and stability of our cash distributions to stockholders. Not all of our properties are, or will be subject to, net leases. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We have acquired and may continue to acquire properties with tenants subject to “gross” leases. “Gross” leases means leases that typically require the tenant to pay a flat rental amount and we would pay for all property charges regularly incurred as a result of our owning the property. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we generally expect to enter into “net” leases.
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will continue to contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CR V Management on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CR V Management personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
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
We have entered, and may in the future enter, into sale-leaseback transactions, pursuant to which we purchase properties and lease them back to the sellers of such properties. While we intend to use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease” and so that we are treated as the owner of the property for federal income tax purposes, the Internal Revenue Service (the “IRS”) could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and in certain circumstances, we could lose our REIT status.
Acquisition Decisions
CR V Management has substantial discretion with respect to the selection of our specific acquisitions, subject to our investment and borrowing policies, which are approved by our Board. In pursuing our investment objectives and making investment decisions on our behalf, CR V Management evaluates the proposed terms of the acquisition against all aspects of the transaction, including the condition and financial performance of the asset, the terms of existing leases and the creditworthiness of the tenant, and property location and characteristics. Because the factors considered, including the specific weight we place on each factor, vary for each potential acquisition, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
CR V Management procures and reviews an independent valuation estimate on each and every proposed acquisition. In addition, CR V Management, to the extent such information is available, considers the following:
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

CR V Management also reviews the terms of each existing lease by considering various factors, including:
•rent escalations;
•remaining lease term;
•renewal option terms;
•tenant purchase options;
•termination options;
•scope of the landlord’s maintenance, repair and replacement requirements;
•projected net cash flow yield; and
•projected internal rates of return.
Our Board has adopted a policy to prohibit acquisitions from affiliates of CR V Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and certain other conditions are met. See the section captioned “— Acquisition of Properties from Affiliates of CR V Management” below.
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any acquisition on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence of marketable title subject to such liens and encumbrances as are acceptable to CR V Management;

•	financial statements covering recent operations of properties having operating histories;

•	title and liability insurance policies; and

•	estoppel certificates.
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
In the purchasing, leasing and development of properties, we are subject to risks generally incident to the ownership of real estate. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.

Ownership Structure
Our real estate acquisitions generally take the form of holding fee title or a long-term leasehold estate. We have acquired, and expect to continue to acquire, such interests either directly through our operating partnership or indirectly through limited liability companies, limited partnerships or other entities owned and/or controlled by us or our operating partnership. We may acquire properties by acquiring the entity that holds the desired properties. We also may acquire properties through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with third parties, including the developers of the properties or affiliates of CR V Management. See the section captioned “— Joint Ventures” below.
Joint Ventures
We may enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements with affiliated entities of CR V Management, including other real estate programs sponsored or operated by CCO Group, or other affiliates of CR V Management, and other third parties for the acquisition, development or improvement of properties or the acquisition of other real estate-related assets. We may also enter into such arrangements with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning and operating real properties. In determining whether to participate in a particular joint venture, CR V Management will evaluate the underlying real property or other real estate-related asset using the same criteria described above in “— Acquisition Decisions.” CR V Management also will evaluate the joint venture or co-ownership partner and the proposed terms of the joint venture or a co-ownership arrangement.
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
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, CR V Management’s officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR V Management’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CR V Management’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CCO Group would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CCO Group, CR V Management, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
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

In the event that we elect to engage in development or construction projects, in order to help ensure performance by the builders of properties that are under construction, completion of such properties will be guaranteed at the contracted price by a completion guaranty, completion bond or performance bond. CR V Management may rely upon the substantial net worth of the contractor or developer or a personal guarantee accompanied by financial statements showing a substantial net worth provided by an affiliate of the person entering into the construction or development contract as an alternative to a completion bond or performance bond. Development of real estate properties is subject to risks relating to a builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. Refer to Part I, Item 1A. Risk Factors — General Risks Related to Real Estate Assets in this Annual Report on Form 10-K.
We may make periodic progress payments or other cash advances to developers and builders of our properties prior to completion of construction, but only upon receipt of an architect’s certification as to the percentage of the project then completed and as to the dollar amount of the construction then completed. We intend to use such additional controls on disbursements to builders and developers as we deem necessary or prudent. We may directly employ one or more project managers, including CR V Management or an affiliate of CR V Management, to plan, supervise and implement the development of any unimproved properties that we may acquire. Such persons would be compensated directly by us or through an affiliate of CR V Management and reimbursed by us. In either event, the compensation would reduce the amount of any construction fee, development fee or acquisition fee that we would otherwise pay to CR V Management or its affiliate.
In addition, we may acquire unimproved properties, provided that we will not invest more than 10% of our total assets in unimproved properties or in mortgage loans secured by such properties. We will consider a property to be an unimproved property if it was not acquired for the purpose of producing rental or other operating cash flows, has no development or construction in process at the time of acquisition and no development or construction is planned to commence within one year of the acquisition.
Other Possible Investments
Although we have acquired and expect to continue to acquire primarily real estate assets, our portfolio may also include other real estate-related assets, such as mortgage, mezzanine, bridge and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such real estate-related assets to constitute a significant portion of our asset portfolio; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CR V Management presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our Board has broad discretion to change our investment policies in order for us to achieve our investment objectives.
Investing in and Originating Loans. The criteria that CR V Management will use in making or investing in loans on our behalf are substantially the same as those involved in acquiring properties for our portfolio. We do not intend to make loans to other persons, to underwrite securities of other issuers or to engage in the purchase and sale of any types of investments other than those relating to real estate. However, unlike our property acquisitions, which we expect to hold in excess of five years, we expect that the average duration of loans will typically be one to five years.
We generally do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by an independent third-party appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CR V Management, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support its determination of fair market value.
We may invest in first, second and third mortgage loans, mezzanine loans, bridge loans, wraparound mortgage loans, construction mortgage loans on real property and loans on leasehold interest mortgages. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CR V Management, any of our directors or any of its or our affiliates. We also may invest in participations in mortgage loans. A mezzanine loan is a loan made in respect of certain real property but is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing can be obtained. Second mortgage and wraparound loans are secured by second or wraparound deeds of trust on real property that is already subject to prior mortgage indebtedness. A wraparound loan is one or more junior mortgage loans having a principal amount equal to the outstanding balance under the existing mortgage loan, plus the amount actually to be advanced under the wraparound mortgage loan. Under a wraparound loan, we would generally make principal and interest payments on behalf of the borrower to the holders of the prior mortgage loans. Third mortgage loans are secured by third deeds of trust on real property that is already subject to prior first and second mortgage indebtedness. Construction loans are loans made for either original development or renovation of property. Construction loans in which we would generally consider an investment would be secured by first deeds of trust on real property for terms of six months to two years. Loans on leasehold interests are secured by an assignment of the borrower’s leasehold interest in the particular real property. These loans are generally for terms of six months to 15 years. The leasehold interest loans are either amortized over a period that is shorter than the lease term or have a maturity date prior to the date the lease terminates. These loans would generally permit us to cure any default under the lease. Participations in mortgage loans are investments in partial interests of mortgages of the type described above that are made and administered by third-party mortgage lenders.
In evaluating prospective loan investments, CR V Management will consider factors such as the following:
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
•in the case of mezzanine loans, the ability to acquire the underlying real property; and
•other factors that CR V Management believes are relevant.
In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title. Because the factors considered, including the specific weight we place on each factor, will vary for each prospective loan investment, we do not, and are not able to, assign a specific weight or level of importance to any particular factor.
We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. CR V Management will evaluate all potential loan investments to determine if the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. Most loans that we will consider for investment would provide for monthly payments of interest and some may also provide for principal amortization, although many loans of the nature that we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.
We do not have any policies directing the portion of our assets that may be invested in construction loans, mezzanine loans, bridge loans, loans secured by leasehold interests and second, third and wraparound mortgage loans. However, we recognize that these types of loans are more subject to risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CR V Management will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
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
We may also make investments in commercial mortgage-backed securities (“CMBS”) to the extent permitted by the NASAA REIT Guidelines. CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions from the trust’s income. Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. CMBS are subject to all of the risks of the underlying mortgage loans. We may invest in investment grade and non-investment grade CMBS classes. Our Board has adopted a policy to limit any investments in non-investment grade CMBS to not more than 10% of our total assets.
Borrowing Policies
CR V Management believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio.
At the same time, CR V Management believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our Charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 used to determine our estimated per share NAV as of such date, and for those assets acquired from January 1, 2018 through December 31, 2018, is based on the purchase price. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.7% (50.4% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 48.8%. After we have fully invested the net offering proceeds, CR V Management intends to target a leverage ratio of 50% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets.
CR V Management uses its best efforts to obtain financing on the most favorable terms available to us. CR V Management has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our Board. Lenders may have recourse to assets not securing the repayment of the indebtedness. CR V Management may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flow resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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
We may not borrow money from any of our directors, CCO Group, CR V Management or any of their affiliates unless such loan is approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than a comparable loan between unaffiliated parties.
Disposition Policies
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flow, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2018, we disposed of one anchored shopping center for an aggregate gross sales price of $10.5 million, resulting in net cash proceeds of $10.2 million and a loss of $421,000.
Acquisition of Properties from Affiliates of CR V Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CR V Management, including properties acquired from affiliates of CR V Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR V Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR V Management, including property developed by an affiliate of CR V Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR V Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2018, we did not purchase any properties from affiliates of our advisor.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR V Management and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate CR V Management and its affiliates. Certain conflict resolution procedures are set forth in our Charter and disclosed in our prospectus with respect to the Follow-on Offering.
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
As a result of the Services Agreement between VEREIT OP and CCO Group, until the end of the Initial Services Term, we are also subject to conflicts of interest arising out of our contractual relationship with VEREIT (NYSE: VER), the publicly-traded parent company of VEREIT OP, which also has investment objectives and targeted assets similar to ours. Conflicts of interest will also exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where CIM or its affiliates own properties.
Interests in Other Real Estate Programs and Other Concurrent Offerings
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT II, and a director of CCIT III, CCPT IV and CIM Income NAV. Richard S. Ressler, one of our directors, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, serves as the chairman of the board, chief executive officer and president of CCPT IV, CCIT III and CIM Income NAV and as a director of CCIT II. One of our independent directors, Calvin E. Hollis, also serves as a director of CCIT II. Nathan D. DeBacker, our chief financial officer and treasurer, is the chief financial officer and treasurer of CCIT II, CCIT III, CCPT IV and CIM Income NAV, and also serves as an officer for various affiliates of CCO Group. In addition, affiliates of CR V Management act as advisors to CCPT IV, CCIT II, CCIT III and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. All of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CCPT IV, like us, focuses primarily on the retail sector, while CCIT II and CCIT III focus primarily on the office and industrial sectors and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CIM Income NAV’s offerings of up to $4.0 billion in shares of common stock were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CCPT IV’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016. CCPT IV, CCIT II and CCIT III are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
Other real estate programs sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, could compete with us in the sale or operation of our assets. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive assets. However, to the extent such programs own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with such other program’s property for tenants or purchasers.
During the Initial Services Term of the Services Agreement, VEREIT OP is obligated to provide property acquisition services to us and CCO Group, and property acquisitions will be allocated among VEREIT and the real estate programs sponsored by CCO Group pursuant to an asset allocation policy and in accordance with the terms of the Services Agreement. During this period, in the event that an acquisition opportunity has been identified that may be suitable for more than one of us, VEREIT or one or more other programs sponsored by CCO Group, and for which more than one of such entities has sufficient funds, then an allocation committee, which is comprised of employees of VEREIT and employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the acquisition opportunity, the Allocation Committee may determine that VEREIT or another program sponsored by CCO Group will be allocated the acquisition opportunity. Our Board has a duty to ensure that the method used for the allocation of the acquisition of properties by VEREIT or by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
On March 19, 2019, our Board approved amendments to the asset allocation policies to remove VEREIT as a participant under the policies. Pursuant to the amended asset allocation policies, effective April 1, 2019, the Allocation Committee will consist entirely of employees of CCO Group and its affiliates, and will allocate investment opportunities among us and other real estate programs sponsored by CCO Group by examining the same factors and applying the same process as described above. Accordingly, CCO Group and its affiliates may face similar conflicts of interest as those described above with respect to VEREIT OP during the Initial Services Term of the Services Agreement.
Although our Board has adopted a policy limiting the types of transactions that we may enter into with CR V Management and its affiliates, including other real estate programs sponsored by CCO Group, we may still enter into certain such transactions, which are subject to inherent conflicts of interest. Similarly, joint ventures involving affiliates of CR V Management also give rise to conflicts of interest. In addition, our Board may encounter conflicts of interest in enforcing our rights against any affiliate of CR V Management in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and CR V Management, any of its affiliates, or another real estate program sponsored by CCO Group.
Other Activities of CR V Management and Its Affiliates
We rely on our advisor, CR V Management, for the day-to-day operation of our business. As a result of the interests of certain members of these entities’ management in CIM or its affiliates, or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, their respective affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCIT II, and a director of CCIT III, CCPT IV and CIM Income NAV, is president and treasurer of CR V Management. Richard S. Ressler, one of our directors, who is also founder and principal of CIM and an officer/director of certain of its affiliates, and serves as a director of CCIT II, as well as chairman of the board, chief executive officer and president of CCPT IV, CCIT III and CIM Income NAV, is vice president of CR V Management. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CR V Management. As a result, Messrs. Shemesh, Ressler and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, our dealer manager, is an affiliate of CR V Management, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offerings.
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
Receipt of Fees and Other Compensation by CR V Management and Its Affiliates
We have incurred, and expect to continue to incur, commissions, fees and expenses payable to CR V Management and affiliates in connection with the Offerings and the acquisition and management of our assets, including selling commissions, dealer manager fees, distribution and stockholder servicing fees, acquisition and advisory fees, organization and offering expenses, acquisition expenses and operating expenses. A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset, will likely result in the receipt of fees and other compensation by CR V

Management and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our Board, CR V Management will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR V Management may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CR V Management and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our assets which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the assets acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our assets may influence CR V Management’s decisions relating to property acquisitions. In addition, the sale of our shares of common stock in the Follow-on Offering resulted in dealer manager fees to CCO Capital, our dealer manager and an affiliate of CR V Management.
Employees
We have no direct employees. The employees of CR V Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provide wholesale brokerage services.
We are dependent on CR V Management and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR V Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, disposition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2018, 2017 and 2016, $3.2 million, $3.1 million and $3.0 million, respectively, were recorded for reimbursement of services provided by CR V Management and its affiliates in connection with the operating and financing of our assets. In addition, during the years ended December 31, 2018, 2017 and 2016, $873,000, $1.8 million and $1.8 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offerings.
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
Property Concentrations
As of December 31, 2018, one of our tenants, Walgreens, accounted for 13% of our 2018 annualized rental income. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2018, 10 of the Company’s properties were located in Texas, which accounted for 11% of our 2018 total annualized rental income. In addition, we had tenants in the pharmacy, grocery, discount store, and sporting goods industries, which comprised 14%, 13%, 12%, and 11%, respectively, of our 2018 annualized rental income.
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
In the event the Phase I environmental site assessment uncovers potential environmental problems with a property, our advisor will determine whether we will pursue the acquisition opportunity and whether we will have a “Phase II” environmental site assessment performed. The factors we may consider in determining whether to conduct a Phase II environmental site assessment include, but are not limited to, (1) the types of operations conducted on the property and surrounding properties, (2) the time, duration and materials used during such operations, (3) the waste handling practices of any tenants or property owners, (4) the potential for hazardous substances to be released into the environment, (5) any history of environmental law violations on the subject property and surrounding properties, (6) any documented environmental releases, (7) any observations from the consultant that conducted the Phase I environmental site assessment, and (8) whether any party (e.g., surrounding property owners, prior owners or tenants) may be responsible for addressing the environmental conditions. We will determine whether to conduct a Phase II environmental site assessment on a case by case basis.
We have acquired and we expect that some of the properties that we acquire in the future may contain, at the time of our acquisition, or may have contained prior to our acquisition, storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that we acquire may be adjacent to or near other properties that have contained or contain storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that we acquire may be on or adjacent to or near other properties upon which others, including former owners or tenants of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.
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
Available Information
We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We also file registration statements, amendments to our registration statements, and/or supplements to our prospectus in connection with any of our offerings with the SEC. Copies of our filings with the SEC are available on our sponsor’s website, http://www.cimgroup.com, free of charge. The information on our sponsor’s website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our filings with the SEC may also be obtained from the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge.

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
We currently have not identified all of the properties we intend to purchase. We have established policies relating to the types of assets we will acquire and the creditworthiness of tenants of our properties, but our advisor has wide discretion in implementing these policies, subject to the oversight of our Board. Additionally, our advisor has discretion to determine the location, number and size of our acquisitions and the percentage of net proceeds we may dedicate to a single asset. As a result, you will not be able to evaluate the economic merit of our future acquisitions until after such acquisitions have been made. Therefore, an investment in our shares is speculative.
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stages of development. To be successful in this market, we and our advisor must, among other things:

•	identify and acquire assets that further our investment objectives;

•	rely on our advisor and its affiliates to attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate and other assets;

•	rely on our advisor and its affiliates to continue to build and expand our operations structure to support our business; and

•	be continuously aware of, and interpret, marketing trends and conditions.
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
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning three to six years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase our shares only as a long-term investment (generally, an investment horizon in excess of five years) because of the generally illiquid nature of the shares.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Generally, our stockholders will be required to have held their shares for at least one year in order to participate in our share redemption program and subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past five quarters, quarterly redemptions have been honored on a pro rata basis, as requests for redemption have exceeded the quarterly redemption limits described above. Our Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the value they invested or the fair market value of their shares.

Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee of our Board, which is comprised solely of independent directors, our Board, including all of its independent directors, approves and establishes at least annually an estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Rule 2340.
As with any valuation methodology, the methodology used by our Board in reaching an estimate of the per share NAV of our shares is based upon a number of estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the per share NAV of our shares. In addition, our Board’s estimate of per share NAV is not based on the book values of the Company’s real estate, as determined by generally accepted accounting principles, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments. With respect to asset valuations, we are not required to obtain asset-by-asset appraisals prepared by certified independent appraisers, nor must any appraisals conform to formats or standards promulgated by any trade organization, and we do not intend to release individual property value estimates or any of the data supporting the estimated per share NAV. Furthermore, in reaching an estimate of the per share NAV of the Company’s shares, our Board did not include, among other things, a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party. In addition, the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice; however, there are currently no SEC, federal or state rules that establish requirements specifying the methodology to employ in determining an estimated per share NAV. As a result, there can be no assurance that:

•	stockholders will be able to realize the estimated per share NAV upon attempting to sell their shares; or

•
the Company will be able to achieve, for its stockholders, the estimated per share NAV upon a listing of the Company’s shares of common stock on a national securities exchange, a merger of the Company, or a sale of the Company’s portfolio.

Our Board may amend our valuation policy at any time, and there is no limitation on the ability of our Board to cause us to vary from any valuation policy to the extent it deems appropriate, subject to applicable regulations, with or without an express amendment to the policy. However, pursuant to rules of the Financial Industry Regulatory Authority (“FINRA”), the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. The estimated per share NAV is an estimate as of a given point in time and likely does not represent the amount of net proceeds that would result from an immediate sale of our assets, or in the event that we are liquidated or dissolved or completed a merger or other sale of the Company. The estimated per share NAV of the Company’s shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flow from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flow from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some of our distributions from sources other than cash flow from operations, including borrowings, proceeds from asset sales or the sale of securities, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock.
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
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$13,464	53%	$11,468	52%
Distributions reinvested	11,732	47%	10,696	48%
Total distributions	$25,196	100%	$22,164	100%

Sources of distributions:
Net cash provided by operating activities (1)	$23,073	92%	$16,033	72%
Proceeds from issuance of common stock (2)	—	—%	6,026	27%
Proceeds from the issuance of debt	2,123	8%	105	1%
Total sources	$25,196	100%	$22,164	100%
———————————

(1)	Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $23.1 million and $16.0 million, respectively.

(2)
Prior to the adoption of Accounting Standards Update (“ASU”) No. 2017-01 in April 2017, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, we treated our real estate acquisition-related fees and expenses, which are included in transaction-related expenses on the accompanying consolidated statements of operations, as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the years ended December 31, 2018 and 2017 includes the amount by which real estate acquisition-related expenses have reduced net cash flows from operating activities in prior periods.

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
Payment of fees and reimbursements to our dealer manager, and our advisor and its affiliates, reduces cash available to acquire assets.
In connection with the Follow-on Offering, which was terminated on December 31, 2018, we paid CCO Capital, our dealer manager, up to 9% of the gross proceeds of our primary offering in the form of selling commissions (up to 7% and 3% for Class A Shares and Class T Shares, respectively) and a dealer manager fee (generally 2% for both Class A Shares and Class T Shares), most of which was reallowed to participating broker-dealers. We also reimbursed our advisor and its affiliates up to 2% of our gross offering proceeds, including proceeds from sales of shares under our DRIP, for other organization and offering expenses. Furthermore, CCO Capital receives a monthly distribution and stockholder servicing fee with respect to Class T Shares, which is calculated on a daily basis in the amount of 1/365th of 1.0% of the estimated per share NAV of Class T Shares sold in our primary offering, up to a maximum of approximately 4.0%. Such payments reduce the amount of cash we have available to acquire real estate and result in lower total returns to our stockholders than if we were able to use 100% of the gross proceeds from the Offerings in properties. In addition, we currently pay substantial fees to our advisor and its affiliates for the services they perform for us. The payment of these fees, and any additional fees, reduces the amount of cash available for acquisition of properties.

We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable acquisitions, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties could adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable acquisitions, we will hold the proceeds we raise in the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our real estate assets.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV between valuations and, accordingly, we may be repurchasing shares at too high or too low a price.
Our independent valuation firm calculated estimates of the market value of our principal real estate and real estate-related assets, and our Board determined the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuation firm. Our Board is ultimately responsible for determining the estimated per share NAV. Since our Board will determine our estimated per share NAV at least annually, there may be changes in the value of our properties that are not fully reflected in the most recent estimated per share NAV. As a result, the published estimated per share NAV may not fully reflect changes in value that may have occurred since the prior valuation. Furthermore, our advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between valuations, or to obtain timely or complete information regarding any such events. Therefore, the estimated per share NAV published before the announcement of an extraordinary event may differ significantly from our actual per share NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment is made to our estimated per share NAV, as determined by our Board. Any resulting disparity may be to the detriment of a purchaser of our shares or a stockholder selling shares pursuant to our share redemption program.
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
In the future, we may undertake a listing of our common stock on an exchange or other liquidity event that may involve internalizing our management functions. If our Board determines that it is in our best interest to internalize our management functions, and such internalization is approved by our stockholders, we may negotiate to acquire our advisor’s assets and personnel. At this time, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of our stockholders’ interests as a stockholder and could reduce the net income per share attributable to their investment.

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
We may enter into co-ownership arrangements with respect to a portion of the properties we acquire. Co-ownership arrangements involve risks generally not otherwise present with an investment in other real estate assets and could result in litigation or other potential liabilities, such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies, objectives or status as a REIT;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the applicable mortgage loan financing documents and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results, damage our reputation, cause us to incur substantial additional costs or lead to litigation.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flow, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. Additionally, a cyber incident could result in additional costs to repair or replace our networks or information systems and possible legal liability, including government enforcement actions and private litigation.
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

•
how and when to recommend to our Board a proposed strategy to provide our stockholders with liquidity, which proposed strategy, if implemented, could entitle our advisor to the payment of significant fees.

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
Pursuant to the terms of our advisory agreement, our advisor is entitled to a subordinated performance fee that is structured in a manner intended to provide incentives to our advisor to perform in our best interests and in the best interests of our stockholders. However, because our advisor does not maintain a significant equity interest in us and is entitled to receive certain fees regardless of performance, our advisor’s interests are not wholly aligned with those of our stockholders. Furthermore, our advisor could be motivated to recommend riskier or more speculative acquisitions in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor to performance-based fees. In addition, our advisor will have substantial influence with respect to how and when our Board elects to provide liquidity to our stockholders, and these performance-based fees could influence our advisor’s recommendations to us in this regard. Our advisor also has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty which, under certain circumstances, could result in our advisor earning a performance fee. This could have the effect of delaying, deferring or preventing a change of control.
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CCPT IV, CCIT II, CCIT III, CIM Income NAV, and CIM and its affiliates may have characteristics, including targeted asset types, investment objectives and criteria substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates and managed by officers and key personnel of our advisor and/or its affiliates, and these other programs may use investment strategies and have investment objectives and criteria substantially similar to ours. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored or operated by

CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.
In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, or other real estate programs sponsored by CCO Group own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may arise if our advisor recommends that we make or purchase mortgage loans or participations in mortgage loans, since CIM or its affiliates or other real estate programs sponsored by CCO Group may be competing with us for these assets.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Avraham Shemesh, the chairman of our Board, chief executive officer and president, is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCIT II, and a director of CCIT III, CCPT IV and CIM Income NAV. Furthermore, Richard S. Ressler, one of our directors, is also a founder and principal of CIM and certain of its affiliates, and is the chairman of the board, chief executive officer and president of CCPT IV, CCIT III and CIM Income NAV and is a director of CCIT II, and Calvin E. Hollis, who serves as one of our independent directors, also serves as a director of CCIT II. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, is also an officer of certain affiliates of CIM and other real estate programs sponsored by CCO Group. Also, our advisor and its key personnel are or may be key personnel of other current or future real estate programs that have investment objectives, targeted assets, and legal and financial obligations substantially similar to ours, and/or key personnel of the advisor to such programs, and they may have other business interests as well. As a result, Messrs. Shemesh, Ressler, Hollis and DeBacker, and certain key personnel of our advisor, may owe fiduciary duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
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

Our advisor faces conflicts of interest relating to joint ventures or other co-ownership arrangements that we may enter into with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group, which could result in a disproportionate benefit to CIM or its affiliates, or another real estate program sponsored by CCO Group.
We may enter into joint ventures or co-ownership arrangements (including co-investment transactions) with CIM or its affiliates, or another real estate program sponsored or operated by CCO Group for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related assets. Since one or more of the officers of our advisor are officers of CIM or its affiliates, including CCO Group and/or the advisors to other real estate programs sponsored by CCO Group, our advisor may face conflicts of interest in determining which real estate program should enter into any particular joint venture or co-ownership arrangement. These persons also may have a conflict in structuring the terms of the relationship between us and any affiliated co-venturer or co-owner, as well as conflicts of interests in managing the joint venture, which may result in the co-venturer or co-owner receiving benefits greater than the benefits that we receive.
In the event we enter into joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored by CCO Group, our advisor and its affiliates may have a conflict of interest when determining when and whether to buy or sell a particular property, or to make or dispose of another real estate-related asset. In addition, if we become listed for trading on a national securities exchange, we may develop more divergent goals and objectives from any affiliated co-venturer or co-owner that is not listed for trading. In the event we enter into a joint venture or other co-ownership arrangement with another real estate program sponsored by CIM or its affiliates, or another real estate investment program sponsored by CCO Group that has a term shorter than ours, the joint venture may be required to sell its properties earlier than we may desire to sell the properties. Even if the terms of any joint venture or other co-ownership agreement between us and CIM or its affiliates, or another real estate program sponsored by CCO Group grants us the right of first refusal to buy such properties, we may not have sufficient funds or borrowing capacity to exercise our right of first refusal under these circumstances. We have adopted certain procedures for dealing with potential conflicts of interest as further described in Part I, Item 1. Business — Conflicts of Interest in this Annual Report on Form 10-K.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.
Risks Related to Our Corporate Structure
Our Charter permits our Board to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Charter permits our Board to issue up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are classified as preferred stock. In addition, our Board, without any action by our stockholders, may amend our Charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.

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

A person is not an interested stockholder under the statute if our Board approved in advance the transaction by which the person otherwise would have become an interested stockholder. However, in approving a transaction, our Board may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our Board.
After the five-year prohibition, any such business combination between the Maryland corporation and an interested stockholder generally must be recommended by our Board of the corporation and approved by the affirmative vote of at least:

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

These super-majority vote requirements do not apply if the corporation’s stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our Board prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board has exempted any business combination involving our advisor or any affiliate of our advisor. As a result, our advisor and any affiliate of our advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the public offering of our shares of common stock ends. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our Board may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our Board may change certain of our policies without stockholder approval, which could alter the nature of our stockholders’ investment. If our stockholders do not agree with the decisions of our Board, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations.
Our Board determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. Under the Maryland General Corporation Law and our Charter, our stockholders generally have a right to vote only on the following:

•	the election or removal of directors;

•
an amendment of our Charter, except that our Board may amend our Charter without stockholder approval to increase or decrease the aggregate number of our shares, or the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock or to effect certain reverse stock splits; provided, however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

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
All other matters are subject to the discretion of our Board.
The power of our Board to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our organizational documents permit our Board to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT. In such a case, we would become subject to U.S. federal, state and local income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which could have adverse consequences on the total return to holders of our common stock.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our Charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our Charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Stockholders likely will suffer dilution of their equity investment in us in the event that we (1) issue shares pursuant to our Second and Amended Restated DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.
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
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in international, national or local economic or geographic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate assets generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
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
We are subject to tenant, industry and geographic concentrations that make us more susceptible to adverse events with respect to certain tenants, industries or geographic areas.
As of December 31, 2018, we had derived approximately:

•	13% of our 2018 annualized rental income from Walgreens;

•	14%, 13%, 12%, and 11% of our 2018 annualized rental income from tenants in the pharmacy, grocery, discount store, and sporting goods industries, respectively; and

•	11% of our 2018 gross annualized rental revenues from tenants in Texas.
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
We expect to hold the various real properties we acquire until such time as we decide that a sale or other disposition is appropriate given our REIT status and business objectives. Our ability to dispose of properties on advantageous terms or at all depends on certain factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties. We cannot predict the various market conditions affecting real estate assets which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the disposition of our properties, we cannot assure our stockholders that we will be able to sell such properties at a profit or at all in the future. Accordingly, the extent to which our stockholders will receive cash distributions and realize potential appreciation on our real estate assets will depend upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
Our properties where the underlying tenant has a below investment-grade credit rating, as determined by major credit rating agencies, or has an unrated tenant may have a greater risk of default.
As of December 31, 2018, approximately 62.6% of our tenants were not rated or did not have an investment-grade credit rating from a major ratings agency or were not affiliates of companies having an investment-grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment-grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Increased operating expenses could reduce cash flow from operations and funds available to acquire properties or make distributions.
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
Any deterioration of domestic or international financial markets could impact the availability of credit or contribute to rising costs of obtaining credit and therefore, could have the potential to adversely affect the value of our assets, the availability or the terms of financing, our ability to make principal and interest payments on, or refinance, any indebtedness and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy their obligations, including the payment of rent, under existing leases. The market environment also could affect our operating results and financial condition as follows:

•
Debt Markets — The debt market is sensitive to the macro environment, such as Federal Reserve policy, market sentiment, or regulatory factors affecting the banking and commercial mortgage backed securities (“CMBS”) industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•
Real Estate Markets — While incremental demand growth has helped to reduce vacancy rates and support modest rental growth in recent years, and while improving fundamentals have resulted in gains in property values, in many markets property values, occupancy and rental rates continue to be below those previously experienced before the most recent economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

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
If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other acquisitions.
In determining whether to purchase a particular property, we may obtain an option to purchase such property. The amount paid for an option, if any, normally is forfeited if the property is not purchased and normally is credited against the purchase price if the property is purchased. If we purchase an option to acquire a property but do not exercise the option, we likely would forfeit the amount we paid for such option, which would reduce the amount of cash we have available to make other acquisitions.
Competition with third parties in acquiring, leasing or selling properties and other assets may reduce our profitability and the return on our stockholders’ investment.
We compete with many other entities engaged in real estate acquisition activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate acquisition activities, many of which have greater resources than we do. Larger competitors may enjoy significant advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable acquisitions may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other assets as a result of competition with third parties without a corresponding increase in tenant lease rates, our profitability will be reduced, and our stockholders may experience a lower return on their investment.
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
The Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting in order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases. In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require that a tenant recognize assets and liabilities on the balance sheet for all leases with a lease term of more than 12 months, with the result being the recognition of a right of use asset and a lease liability and the disclosure of key information about the entity’s leasing arrangements. These and other potential changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential tenants. These changes may affect how our real estate leasing business is conducted. For example, with the ASU 2016-02 revision, companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets under current practice could be reduced or eliminated. This impact in turn could make it more difficult for us to enter into leases on terms we find favorable. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt the new leasing standard effective on January 1, 2019.
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
We have acquired real estate and other real estate-related assets by borrowing new funds. In addition, we have incurred mortgage debt and pledged some of our real properties as security for that debt to obtain funds to acquire additional real properties and other assets and to pay distributions to our stockholders. We may borrow additional funds if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We may also borrow additional funds if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
Our advisor believes that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any individual property or other asset. However, under our Charter, we are required to limit our borrowings to 75% of the cost (before deducting depreciation or other non-cash reserves) of our gross assets, unless excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report along with a justification for such excess borrowing. Moreover, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless such excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Our borrowings will not exceed 300% of our net assets as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines and our Charter; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. We expect that during the offering period, high debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our stockholders’ investment.
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
The capital and credit markets have experienced extreme volatility and disruption in recent years. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	government action or regulation, including changes in tax law;

•	the market’s perception of our future growth potential;

•	the extent of stockholder interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels and changes in our credit ratings, if any;

•	our current and expected future earnings; and

•	our cash flow and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.

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
In connection with providing us financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. In general, our loan agreements restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace CR V Management as our advisor. These or other limitations imposed by a lender may adversely affect our flexibility and our ability to pay distributions on our common stock.

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
We are currently taxed as a REIT under the Internal Revenue Code. Our ability to maintain our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If we fail to continue to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for the acquisition of assets or distribution to our stockholders because of the additional tax liability. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we lose our REIT status, we might be required to borrow funds or liquidate some assets in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on our stockholders’ investment.
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
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income (but under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability or reduce our operating flexibility, including the recently passed Tax Cuts and Jobs Act.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that acquires real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our Charter provides our Board with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our Board has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
We intend to cause CR V OP, our operating partnership, to maintain its current status as an entity separate from us (a disregarded entity), or in the alternative, a partnership for U.S. federal income tax purposes. Our operating partnership would lose its status as a disregarded entity for U.S. federal income tax purposes if it issues interests to any subsidiary we establish that is not a disregarded entity for tax purposes (a “regarded entity”) or a person other than us. If our operating partnership issues interests to any subsidiary we establish that is a regarded entity for tax purposes or a person other than us, we would characterize our operating partnership as a partnership for U.S. federal income tax purposes. As a disregarded entity or partnership, our operating partnership is not subject to U.S. federal income tax on its income. However, if the IRS were to successfully challenge the status of our operating partnership as a disregarded entity or partnership, CR V OP would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate-level tax on our income. This would substantially reduce the cash available to us to make distributions to our stockholders and the return on their investment.
In addition, if certain of our other subsidiaries through which CR V OP owns its properties, in whole or in part, lose their status as disregarded entities or partnerships for U.S. federal income tax purposes, such subsidiaries would be subject to taxation as corporations, thereby reducing cash available for distributions to our operating partnership. Such a re-characterization of CR V OP’s subsidiaries also could threaten our ability to maintain REIT status.
To maintain our qualification as a REIT we must meet annual distribution requirements, which may force us to forgo otherwise attractive opportunities or borrow funds during unfavorable market conditions. This could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
In order to maintain our qualification as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (a) 85% of our ordinary income, (b) 95% of our capital gain net income and (c) 100% of our undistributed income from prior years. Further, to maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities, qualified real estate assets and stock of a taxable REIT subsidiary (“TRS”)) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and stock of a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our total assets can be represented by certain debt securities of publicly offered REITs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to offset certain other positions, if properly identified under applicable Treasury Regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions will likely be treated as non-qualifying income for purposes of one or both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS generally will not provide any tax benefit, except for being carried forward against future taxable income of such TRS.
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
The share transfer and ownership restrictions applicable to REITs and contained in our Charter may inhibit market activity in our shares of stock and restrict our business combination opportunities.
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
Our Charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our Board, for so long as we continue to qualify as a REIT, our Charter prohibits, among other limitations on ownership and transfer of shares of our stock, any person from beneficially or constructively owning (applying certain attribution rules under the Internal Revenue Code) more than 9.8% in value of the aggregate of our outstanding shares of stock and more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of our shares of stock. Our Board, in its sole discretion and upon receipt of certain representations and undertakings, may exempt a person (prospectively or retrospectively) from the ownership limits. However, our Board may not, among other limitations, grant an exemption from these ownership restrictions to any proposed transferee whose ownership, direct or indirect, in excess of the 9.8% ownership limit would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance with the restrictions is no longer required in order for us to continue to so qualify as a REIT.
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
If a stockholder that is an employee benefit plan, individual retirement account (“IRA”), annuity described in Sections 403(a) or (b) of the Internal Revenue Code, Archer Medical Savings Account, health savings account, Coverdell education savings account, or other arrangement that is subject to the Employee Retirement Income Securities Act (“ERISA”) or Section 4975 of the Internal Revenue Code (referred to generally as “Benefit Plans and IRAs”) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil and criminal, if the failure is willful, penalties.
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock. Stockholders that are Benefit Plans and IRAs should consider:

•
whether their investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Internal Revenue Code;

•	whether their investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•
whether their investment satisfies the prudence, diversification and other requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA or any similar rule under other applicable laws or regulations;

•	whether their investment will impair the liquidity needs, the minimum and other distribution requirements, or the tax withholding requirements that may be applicable to such Benefit Plan or IRA;

•
whether their investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code or any similar rule under other applicable laws or regulations;

•	whether their investment will produce or result in unrelated business taxable income, as defined in Sections 511 through 514 of the Internal Revenue Code, to the Benefit Plan or IRA;

•
whether their investment will impair the Benefit Plan’s or IRA’s need to value its assets annually (or more frequently) in accordance with ERISA, the Internal Revenue Code and the applicable provisions of the Benefit Plan or IRA; and

•	whether their investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Internal Revenue Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Internal Revenue Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved. In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.
In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Internal Revenue Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our Charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our Charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered “plan assets” of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Internal Revenue Code. Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Internal Revenue Code and any similar applicable law.
Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Internal Revenue Code may require such plan or IRA to withdraw required minimum distributions in the future. Our common stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Internal Revenue Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Internal Revenue Code and, under certain circumstances in the case of church plans, Section 4975 of the Internal Revenue Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Internal Revenue Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.

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
Market Information
As of March 14, 2019, we had approximately 16.9 million shares of common stock outstanding (15.0 million Class A Shares and 1.9 million Class T Shares), held by a total of 8,519 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the primary portion of the Follow-On Offering, we issued shares of our common stock at the most recent estimated per share NAV as determined by our Board, plus applicable selling commissions and dealer manager fees. Pursuant to the Second Amended and Restated DRIP, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. Effective December 31, 2018, the primary portion of the Follow-on Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the Second Amended and Restated DRIP at the estimated per share NAV as determined by our Board. As of December 31, 2018, the most recent estimated per share NAV was $22.18 for both Class A Shares and Class T Shares, which was established on March 29, 2018, using a valuation date of December 31, 2017.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offerings, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to National Association of Securities Dealers Conduct Rule 2340, which took effect on April 11, 2016, we are required to publish an updated estimated per share NAV on at least an annual basis. Our Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our Board established an estimated per share NAV on March 20, 2019 of $19.64 for both Class A Shares and Class T Shares using a valuation date of December 31, 2018, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $19.64 per share if a market did exist.
In determining the estimated per share NAVs as of December 31, 2017 and December 31, 2018, our Board considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC, information provided by CR V Management and the estimated per share NAV recommendation made by the valuation, compensation and affiliate transactions committee of our Board, which committee is comprised of all of our independent directors. See our Current Reports on Form 8-K, filed with the SEC on March 30, 2018 and March 26, 2019, respectively, for additional information regarding Duff & Phelps, LLC and its valuation materials.
Share Redemption Program
Our Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.

The per share redemption price (other than for shares purchased pursuant to our DRIP) depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recently determined estimated per share NAV; after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. The estimated per share NAV for purposes of our share redemption program as of December 31, 2018 was $22.18 per share for both Class A Shares and Class T Shares, which was determined by our Board on March 29, 2018 using a valuation date of December 31, 2017. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on March 20, 2019, the estimated per share NAV of $19.64 for both Class A Shares and Class T Shares, as of December 31, 2018, will serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 26, 2019, until such time as our Board determines a new estimated per share NAV.
In determining the redemption price, we consider shares to have been redeemed from a stockholder’s account on a first-in, first-out basis. Our Board will announce any redemption price adjustment and the time period of its effectiveness as a part of its regular communications with our stockholders. If we have sold a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to stockholders prior to the redemption date. Our Board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our Board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds.
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
Our Board may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our Second Amended and Restated DRIP on the earlier of August 1, 2019 or the date we sell all of the shares registered for sale under our Second Amended and Restated DRIP, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
We received redemption requests for approximately 245,000 shares for $5.4 million in excess of the net proceeds we received from issuance of shares under the DRIP during the three months ended December 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 1.4 million shares, of which we redeemed approximately 396,000 shares as of December 31, 2018 for approximately $8.7 million (at an average redemption price of $22.02 per share) and approximately 132,000 shares subsequent to December 31, 2018 for approximately $2.9 million (at an average redemption price of $22.09 per share). The remaining redemption requests relating to approximately 885,000 shares went unfulfilled. During the year ended December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 698,000 shares, of which we redeemed approximately 462,000 shares as of December 31, 2017 for approximately $11.0 million (at an average redemption price of $23.83 per share) and approximately 118,000 shares subsequent to December 31, 2017 for approximately $2.8 million (at an average redemption price of $23.66 per share). The remaining redemption requests relating to approximately 118,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded the redemptions in 2018 and 2017 with proceeds from our DRIP. During the years ended December 31, 2018 and 2017, we issued approximately 519,000 and 446,000 shares of common stock, respectively, under our DRIP for proceeds of $11.7 million and $10.7 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

During the three-month period ended December 31, 2018, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
November 1, 2018 - November 30, 2018
	Class A Shares	132,304	$22.06	132,304	(1)
	Class T Shares	2,258	$21.33	2,258	(1)
December 1, 2018 - December 31, 2018
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		134,562		134,562
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 12 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
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
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 13 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2018, 2017 and 2016.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share data):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2018	Class A Shares	$23,066	$1.575
	Class T Shares	$2,301	$1.575
2017	Class A Shares	$21,430	$1.575
	Class T Shares	$1,120	$1.575
2016 (1)	Class A Shares	$17,343	$1.575
	Class T Shares	$99	$1.011
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

Use of Public Offering Proceeds
On or before June 19, 2013, we sold 20,000 shares of common stock, at $10.00 per share. On July 11, 2013, pursuant to a Registration Statement on Form S-11 under the Securities Act (Registration No. 333-189891) and declared effective by the SEC on March 17, 2014, we commenced the Initial Offering of up to a maximum of $2.975 billion in shares of common stock. On February 7, 2014, we effected the Reverse Stock Split, resulting in a price change per share. As a result of the Reverse Stock Split, the Initial Offering included up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares) at a price of $25.00 per share until April 8, 2016 pursuant to the primary portion of the Initial Offering, subject to reduction in certain circumstances, and up to $475.0 million in additional shares to be issued pursuant to the Original DRIP at a price of $23.75 per share until April 8, 2016. Effective April 11, 2016, we began offering Class A Shares in the primary portion of the Initial Offering at a price of $26.37 per share and began offering shares pursuant to the Original DRIP at a price of $24.00 per share. In connection with Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 for the Initial Offering, which was declared effective by the SEC on April 29, 2016, we designated our single class of common stock as Class A Shares, reclassified a portion of the unsold and unissued Class A Shares as Class T Shares and began offering up to $1,125,000,000, of the $2.5 billion in shares that make up the primary portion of the Initial Offering, in Class T shares at a price of $25.26 per share in the primary portion of the Initial Offering, along with up to $1,375,000,000 in Class A Shares at a price of $26.37 per share in the primary portion of the Initial Offering. We also began offering Class T Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share, along with Class A Shares pursuant to the Amended and Restated DRIP at a price of $24.00 per share. On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP was declared effective by the SEC. Effective December 31, 2018, the primary portion of the Follow-On Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the Second Amended and Restated DRIP portion of the Follow-On Offering.
As of December 31, 2018, we had issued approximately 18.1 million shares of common stock in the Offerings for gross offering proceeds of $453.1 million ($405.4 million in Class A Shares and $47.7 million in Class T Shares; including shares pursuant to the DRIP) before organization and offering costs, selling commissions and dealer manager fees of $42.4 million, out of which we paid $33.3 million in selling commissions and dealer manager fees and $9.1 million in organization and offering costs to CR V Management or its affiliates. In addition, we pay our dealer manager a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offerings. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we have acquired $703.2 million in real estate and related assets, inclusive of capitalized acquisition costs, and incurred $17.2 million of acquisition-related expenses. As of March 14, 2019, we had issued approximately 16.4 million Class A Shares and 1.9 million Class T Shares in the Offerings for gross offering proceeds of $457.4 million.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total real estate assets, net	$632,556	$592,908	$474,090	$460,368	$386,329
Cash and cash equivalents	$2,509	$1,173	$19,161	$10,110	$6,907
Total assets	$645,721	$603,177	$499,210	$475,153	$396,738
Credit facility and notes payable, net	$348,492	$308,559	$253,918	$268,463	$226,972
Intangible lease liabilities, net	$3,497	$4,019	$3,708	$4,249	$3,823
Total liabilities	$362,259	$320,516	$264,608	$299,593	$256,946
Stockholders’ equity	$272,989	$272,418	$223,352	$168,283	$138,321
Operating Data:
Total revenues	$54,352	$45,370	$40,438	$35,616	$6,080
Total operating expenses	$40,846	$32,310	$29,345	$27,295	$16,569
Loss on disposition of real estate, net	$(421)	$—	$—	$—	$—
Operating income (loss)	$13,085	$13,060	$11,093	$8,321	$(10,489)
Net (loss) income	$(1,064)	$1,509	$(1,185)	$(2,075)	$(12,117)
Cash Flow Data:
Net cash provided by (used in) operating activities	$23,073	$16,033	$11,399	$9,849	$(7,066)
Net cash used in investing activities	$(63,169)	$(134,135)	$(28,196)	$(87,750)	$(339,830)
Net cash provided by financing activities	$41,483	$100,366	$25,588	$81,458	$353,603
Per Common Share Data:
Class A Common Stock:
Net (loss) income	$(614)	$1,606	$(1,161)	$(2,075)	$(12,117)
Basic and diluted weighted average number of common shares outstanding	14,645,909	13,605,267	11,009,047	7,958,164	2,298,800
Basic and diluted net (loss) income per common share	$(0.04)	$0.12	$(0.11)	$(0.26)	$(5.27)
Distributions declared per common share	$1.575	$1.575	$1.575	$1.575	$1.247
Class T Common Stock:
Net loss (1)	$(450)	$(97)	$(24)	$—	$—
Basic and diluted weighted average number of common shares outstanding (1), (2)	1,701,291	834,963	72,998	—	—
Basic and diluted net loss per common share (1), (2)	$(0.26)	$(0.12)	$(0.32)	$—	$—
Distributions declared per common share (1), (2)	$1.575	$1.575	$1.011	$—	$—
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
Overview
We were formed on December 12, 2012 and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced our principal operations on March 18, 2014, when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 110,000 shares of our common stock in the Initial Offering. We have no paid employees and are externally advised and managed by CR V Management. On February 1, 2018, the Transaction, as discussed in Part I, Item 1. Business — Formation, was completed. As a result of the Transaction, CIM indirectly owns and/or controls CR V Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
As part of the Transaction, pursuant to the Services Agreement, VEREIT OP is obligated to provide certain services to CCO Group and to us, including operational real estate support. VEREIT OP is obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
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
Effective December 31, 2018, the primary portion of the Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering.
Our operating results and cash flows are primarily influenced by rental income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. Rental and other property income accounted for 88% of total revenue for both years ended December 31, 2018 and 2017. As 98.8% of our rentable square feet was under lease as of December 31, 2018 (including any month-to-month agreements), with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
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
Operating Highlights and Key Performance Indicators
2018 Activity

•	Acquired six properties for an aggregate purchase price of $71.4 million.

•	Disposed of one anchored shopping center for an aggregate sales price of $10.5 million.

•
Issued approximately 1.8 million shares of common stock in the Offerings, including 519,000 shares pursuant to the DRIP, for proceeds of $43.4 million ($29.8 million in Class A Shares and $13.6 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $3.0 million.

•	Entered into a new credit agreement that increased the allowable borrowings and extended the maturity dates associated with the original modified credit agreement.

•	Total debt increased by $41.0 million, from $309.6 million to $350.6 million.
Portfolio Information
As of December 31, 2018, we owned 141 properties comprising approximately 3.5 million rentable square feet of commercial space located in 34 states, which were 98.8% leased (including any month-to-month agreements) and had a weighted average remaining lease term of 10.5 years.
The following table shows the property statistics of our real estate assets as of December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Number of commercial properties	141	136	116
Rentable square feet (in thousands) (1)	3,458	3,184	2,529
Percentage of rentable square feet leased	98.8%	98.9%	98.8%
Percentage of investment-grade tenants (2)	37.4%	37.6%	41.9%
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
The following table summarizes our real estate acquisition activity during the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
Commercial properties acquired	6	20	4
Purchase price of acquired properties (in thousands)	$71,428	$133,912	$27,614
Rentable square feet (in thousands) (1)	351	655	237
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.

The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Leased	Annualized	Annualized	2018
	Number	Square Feet (2)	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Walgreens	19	280	$6,554	$23.41	13%
United Oil	1	20	3,777	188.85	8%
Dollar General	31	284	2,760	9.72	6%
BJ’s Wholesale Club	1	123	1,836	14.93	4%
L.A. Fitness	2	95	1,710	18.00	3%
Family Dollar	7	134	1,535	11.46	3%
Bob Evans	1	41	1,342	32.73	3%
Academy Sports	2	134	1,310	9.78	3%
Fresh Thyme Farmers Market	2	58	1,273	21.95	2%
Camping World	1	45	1,145	25.44	2%
Other	139	2,202	26,128	11.87	53%
	206	3,416	$49,370	$14.45	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Leased	Annualized	Annualized	2018
	Number	Square Feet (2)	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Pharmacy	20	293	$6,938	$23.68	14%
Grocery	12	531	6,258	11.79	13%
Discount store	45	603	6,147	10.19	12%
Sporting goods	7	393	5,213	13.26	11%
Gas and convenience	1	20	3,777	188.85	8%
Apparel and jewelry	15	234	2,690	11.50	5%
Home and garden	9	266	2,461	9.25	5%
Casual dining	16	94	2,398	25.51	5%
Warehouse clubs	2	145	2,211	15.25	4%
Home furnishings	9	155	2,195	14.16	4%
Other	70	682	9,082	13.32	19%
	206	3,416	$49,370	$14.45	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Rentable	Annualized	Annualized	2018
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Texas	10	371	$5,526	$14.89	11%
California	13	20	3,777	188.85	8%
Louisiana	7	298	3,403	11.42	7%
Michigan	7	220	3,321	15.10	7%
Florida	3	173	3,148	18.20	6%
Indiana	9	245	2,915	11.90	6%
Oklahoma	3	206	2,783	13.51	6%
Illinois	7	203	2,630	12.96	5%
Kentucky	2	188	2,406	12.80	5%
Georgia	3	143	2,085	14.58	4%
Other	77	1,391	17,376	12.49	35%
	141	3,458	$49,370	$14.28	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2018:

			2018	2018	Percentage of
	Total	Rentable	Annualized	Annualized	2018
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	133	2,471	$37,266	$15.08	75%
Anchored shopping centers	8	987	12,104	12.26	25%
	141	3,458	$49,370	$14.28	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $9,000 to $1.8 million (average of $213,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.

The following table shows lease expirations of our real estate portfolio, as of December 31, 2018, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2018
	Total	Leased	Annualized	2018	Percentage of
	Number	Square Feet	Rental Income	Annualized	2018
	of Leases	Expiring (2)	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
2019	13	53	$785	$14.81	2%
2020	15	53	904	17.06	2%
2021	16	145	1,440	9.93	3%
2022	12	132	1,660	12.58	3%
2023	15	122	1,699	13.93	3%
2024	21	316	3,759	11.90	8%
2025	11	302	2,938	9.73	6%
2026	3	210	1,848	8.80	4%
2027	9	339	3,249	9.58	6%
2028	8	97	1,281	13.21	3%
Thereafter	83	1,647	29,807	18.10	60%
	206	3,416	$49,370	$14.45	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Economic Metrics
Weighted-average lease term (in years) (1)	10.5	10.5	10.8
Lease rollover (1)(2):
Annual average	2.6%	2.5%	2.7%
Maximum for a single year	3.4%	4.1%	3.4%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2018, 2017 and 2016.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expenses items such as (a) general and administrative expenses, (b) advisory fees, and (c) transaction-related expenses. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Years Ended December 31, 2018 and 2017
A total of 115 properties were acquired before January 1, 2017 and represent our “same store” properties during the years ended December 31, 2018 and 2017. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2017. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2018	2017	Change	2018	2017	Change	2018	2017	Change
Rental income	$47,899	$40,078	$7,821	$34,317	$34,388	$(71)	$13,582	$5,690	$7,892
Tenant reimbursement income	6,453	5,292	1,161	3,941	4,254	(313)	2,512	1,038	1,474
Total property-related income	54,352	45,370	8,982	38,258	38,642	(384)	16,094	6,728	9,366

Property operating expenses	3,202	2,402	800	1,914	2,006	(92)	1,288	396	892
Real estate tax expenses	4,250	3,707	543	2,953	3,008	(55)	1,297	699	598
Total property operating expenses	7,452	6,109	1,343	4,867	5,014	(147)	2,585	1,095	1,490

Net operating income	$46,900	$39,261	$7,639	$33,391	$33,628	$(237)	$13,509	$5,633	$7,876

General and administrative expenses	$(4,516)	$(4,538)	$22
Advisory fees and expenses	(6,248)	(5,442)	(806)
Transaction-related expenses	(127)	(738)	611
Depreciation and amortization	(18,709)	(15,483)	(3,226)
Impairment	(3,794)	—	(3,794)
Loss on disposition of real estate, net	(421)	—	(421)
Interest expense and other, net	(14,149)	(11,551)	(2,598)
Net (loss) income	$(1,064)	$1,509	$(2,573)
______________________

(1)	Includes income from properties disposed of during the period.
Net Operating Income
Same store property net operating income decreased $237,000 during the year ended December 31, 2018, as compared to the same period in 2017. The decrease is primarily due to decreases in same store occupancy to 98.3% from 98.6% as of December 31, 2018 and 2017, respectively. Additionally, vacancies at two same store anchored shopping centers and one retail property accounted for a $402,000 decrease in net operating income for the year ended December 31, 2018.
Non-same store property net operating income increased $7.9 million during 2018, as compared to the same period in 2017. The increase is primarily due to the acquisition and management of six additional income-producing properties subsequent to December 31, 2017, as well as recognizing a full year of net operating income on the 20 properties acquired during 2017.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, escrow and trustee fees, unused fees on the credit facility and accounting fees.
The decrease in general and administrative expenses of $22,000 during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to a decrease in unused fees on the credit facility, offset by increases in operating expense reimbursements to our advisor during the year ended December 31, 2018, primarily as a result of the acquisition of six additional rental income-producing properties subsequent to December 31, 2017, and an increase in escrow and trustee fees.
Advisory Fees and Expenses
Pursuant to the advisory agreement with CR V Management and based upon the amount of our current invested assets, we are required to pay to CR V Management a monthly advisory fee equal to one-twelfth of 0.75% of the average asset value. Additionally, we may be required to reimburse certain expenses incurred by CR V Management in providing advisory services, subject to limitations as set forth in the advisory agreement.
The increase in advisory fees and expenses of $806,000 during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to an increase in our average asset value to $700.3 million for the year ended December 31, 2018, compared to $605.3 million for the year ended December 31, 2017.
Transaction-Related Fees and Expenses
We pay CR V Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset we acquire; (2) the amount paid in respect of the development, construction or improvement of each asset we acquire; (3) the purchase price of any loan we acquire; and (4) the principal amount of any loan we originate. We also reimburse CR V Management or its affiliates for transaction-related expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, so long as the total fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our Board, including a majority of our independent directors, as commercially competitive, fair and reasonable to us. We also reimburse CR V Management or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis to 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, however, that acquisition expenses are not included in the contract purchase price of the property. In April 2017, we adopted ASU 2017-01, which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our acquisitions made after the adoption of ASU 2017-01 qualify as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are capitalized. Prior to the adoption of ASU 2017-01 in April 2017, all of our costs related to property acquisitions, including acquisition fees described below, were expensed as incurred, and all of our acquisitions were accounted for as business combinations. Prior to April 2017, acquisition-related expenses primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated.
The decrease in transaction-related expenses of $611,000 during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to the acquisition of two commercial properties during the year ended December 31, 2017 that were accounted for as business combinations, and as such the acquisition-related costs were expensed as incurred. Acquisition-related costs related to the six asset acquisitions during the year ended December 31, 2018 were capitalized in accordance with ASU 2017-01.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $3.2 million during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to the acquisition of six additional properties subsequent to December 31, 2017, as well as recognizing a full year of depreciation and amortization expenses on 20 properties acquired in 2017.
Impairment
The increase in impairments of $3.8 million during the year ended December 31, 2018, as compared to the same period in 2017, was due to management identifying the carrying value to be greater than the fair value less selling costs of one anchored shopping center classified as held for sale during the year, resulting in impairment charges of $3.8 million during the year ended December 31, 2018. No impairment was recognized during the year ended December 31, 2017.
Loss on Disposition of Real Estate, Net
Loss on disposition of real estate, net was $421,000 for the year ended December 31, 2018. The loss recorded was due to the disposition of one anchored shopping center during the year ended December 31, 2018. No dispositions occurred during the year ended December 31, 2017.

Interest Expense and Other, Net
The increase in interest expense and other, net of $2.6 million during the year ended December 31, 2018, as compared to the same period in 2017, was primarily due to an increase in the average aggregate amount of debt outstanding from $265.7 million during the year ended December 31, 2017, to $335.4 million during the year ended December 31, 2018.
Comparison of the Years Ended December 31, 2017 and 2016
A total of 112 properties were acquired before January 1, 2016 and represent our “same store” properties during the years ended December 31, 2017 and 2016. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2016. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2017	2016	Change	2017	2016	Change	2017	2016	Change
Rental income	$40,078	$35,435	$4,643	$33,811	$33,900	$(89)	$6,267	$1,535	$4,732
Tenant reimbursement income	5,292	5,003	289	4,622	4,811	(189)	670	192	478
Total property-related income	45,370	40,438	4,932	38,433	38,711	(278)	6,937	1,727	5,210

Property operating expenses	2,402	1,828	574	2,078	1,822	256	324	6	318
Real estate tax expenses	3,707	3,716	(9)	3,254	3,526	(272)	453	190	263
Total property operating expenses	6,109	5,544	565	5,332	5,348	(16)	777	196	581

Net operating income	$39,261	$34,894	$4,367	$33,101	$33,363	$(262)	$6,160	$1,531	$4,629

General and administrative expenses	$(4,538)	$(4,233)	$(305)
Advisory fees and expenses	(5,442)	(4,841)	(601)
Transaction-related expenses	(738)	(1,286)	548
Depreciation and amortization	(15,483)	(13,441)	(2,042)
Interest expense and other, net	(11,551)	(12,278)	727
Net income (loss)	$1,509	$(1,185)	$2,694
______________________

(1)	Includes income from properties disposed of during the period.
Net Operating Income
Same store property net operating income decreased $262,000 during the year ended December 31, 2017, as compared to the same period in 2016. The decrease is primarily due to decreases in same store occupancy to 98.5% from 98.6% as of December 31, 2017 and 2016, respectively. Additionally, vacancies at three same store anchored shopping centers accounted for a $275,000 decrease in net operating income for the year ended December 31, 2017.
Non-same store property net operating income increased $4.6 million during 2017, as compared to the same period in 2016. The increase is primarily due to the acquisition and management of 20 additional income-producing properties subsequent to December 31, 2016, as well as recognizing a full year of net operating income on the four properties acquired during 2016.
General and Administrative Expenses
The increase in general and administrative expenses of $305,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to increased escrow and trustee fees, combined with an increase in operating expense reimbursements to our advisor.
Advisory Fees and Expenses
The increase in advisory fees and expenses of $601,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to an increase in our average asset value to $605.3 million for the year ended December 31, 2017, compared to $529.8 million for the year ended December 31, 2016.

Transaction-Related Fees and Expenses
The decrease in transaction-related fees and expenses of $548,000 during the year ended December 31, 2017, as compared to the same period in 2016, was due to the acquisition of two commercial properties prior to the adoption of ASU 2017-01 for an aggregate purchase price of $14.9 million during the year ended December 31, 2017, compared to the acquisition of four commercial properties for an aggregate purchase price of $27.6 million during the year ended December 31, 2016. During the year ended December 31, 2016, transaction-related costs related to property acquisitions were expensed as incurred.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $2.0 million during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the acquisition of 20 additional properties during the year ended December 31, 2017, as well as recognizing a full year of depreciation and amortization expenses on four properties acquired in 2016.
Interest Expense and Other, Net
The decrease in interest expense and other, net of $727,000 during the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to a decrease in the average aggregate amount of debt outstanding from $272.3 million during the year ended December 31, 2016, to $265.7 million during the year ended December 31, 2017.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
March 18, 2014	December 31, 2015	$0.0043150685
January 1, 2016	December 31, 2016	$0.0043032787
January 1, 2017	March 31, 2019	$0.004315068
April 1, 2019	June 30, 2019	$0.003232877
______________________
(1) Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of December 31, 2018, we had distributions payable of $2.2 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Distributions paid in cash	$13,464	53%	$11,468	52%
Distributions reinvested	11,732	47%	10,696	48%
Total distributions	$25,196	100%	$22,164	100%

Sources of distributions:
Net cash provided by operating activities (1)	$23,073	92%	$16,033	72%
Proceeds from issuance of common stock (2)	—	—%	6,026	27%
Proceeds from the issuance of debt	2,123	8%	105	—
Total sources	$25,196	100%	$22,164	100%
______________________
(1) Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $23.1 million and $16.0 million, respectively.
(2) Prior to the adoption of ASU 2017–01 in April 2017, we treated our real estate acquisition–related fees and expenses, which are included in transaction-related expenses on the accompanying consolidated statements of operations, as funded by proceeds from the Initial Offering, including proceeds from the DRIP. Therefore, for consistency, proceeds from the issuance of common stock used as a source of distributions for the year ended December 31, 2017 includes the amount by which real estate acquisition–related fees and expenses have reduced net cash flows from operating activities in prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 245,000 shares for $5.4 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended December 31, 2018. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 1.4 million shares, of which we redeemed approximately 396,000 shares as of December 31, 2018 for approximately $8.7 million (at an average redemption price of $22.02 per share) and approximately 132,000 shares subsequent to December 31, 2018 for $2.9 million (at an average redemption price of $22.09 per share). The remaining redemption requests relating to approximately 885,000 shares went unfulfilled. During the year ended December 31, 2017, we received valid redemption requests under our share redemption program totaling approximately 698,000 shares, of which we redeemed approximately 462,000 shares as of December 31, 2017 for approximately $11.0 million (at an average redemption price of $23.83 per share) and approximately 118,000 shares of common stock subsequent to December 31, 2017 for $2.8 million (at an average redemption price of $23.66 per share). The remaining redemption requests relating to approximately 118,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We expect to utilize funds from the Offerings and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental income received from current and future leased properties. As of December 31, 2018, we had raised $453.1 million of gross proceeds from the Offerings ($405.4 million in Class A Shares and $47.7 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $42.4 million.
Our credit facility provides for borrowings of up to $350.0 million, which is comprised of $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”), collectively, the credit facility (the “Credit Facility”). As of December 31, 2018, we had $92.0 million in unused capacity, subject to borrowing availability. As of December 31, 2018, we also had cash and cash equivalents of $2.5 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the Second Amended and Restated DRIP, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any current and future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, proceeds from the Second Amended and Restated DRIP, and from secured or unsecured borrowings from banks and other lenders.
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
Contractual Obligations
As of December 31, 2018, we had debt outstanding with a carrying value of $350.6 million, with a weighted average interest rate of 3.9%. See Note 7 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2018 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility	$258,000	$—	$—	$258,000	$—
Interest payments - credit facility (2)	40,455	9,891	19,863	10,701	—
Principal payments - fixed rate debt (3)	92,600	—	68,397	876	23,327
Interest payments - fixed rate debt (4)	13,184	3,750	6,319	2,144	971
Total	$404,239	$13,641	$94,579	$271,721	$24,298
____________________________________

(1)	The table does not include amounts due to CR V Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2018, Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of December 31, 2018, the weighted average interest rate for the Term Loans was 3.8%. The remaining $38.0 million outstanding under the Credit Facility had a weighted average interest rate of 4.1% as of December 31, 2018.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of December 31, 2018, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. As of December 31, 2018, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.7%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 48.8%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2017 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2018 through December 31, 2018, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of December 31, 2018, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 50.4%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our consolidated balance sheet, to net debt as of December 31, 2018 (dollar amounts in thousands):

Balance as of
December 31, 2018
Credit facility and notes payable, net	$348,492
Deferred costs and net premiums (1)	2,108
Less: Cash and cash equivalents	(2,509)
Net debt	$348,091
Gross real estate assets, net (1)	$690,887
Net debt leverage ratio	50.4%
____________________________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
As of December 31, 2018, we had entered into a purchase agreement with an unaffiliated third-party seller to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $10.9 million, exclusive of closing costs. As of December 31, 2018, we had $150,000 of property escrow deposits held by escrow agents in connection with this potential property acquisition. This deposit is included in the accompanying consolidated balance sheets in derivative assets, prepaid expenses, property escrow deposits and other assets and could be forfeited under certain circumstances. As of December 31, 2018, the escrow deposit had not been forfeited. This potential acquisition is subject to customary closing conditions, and we can give no assurance that this closing will occur.
Cash Flow Analysis
Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
Operating Activities. Net cash provided by operating activities increased by $7.0 million for the year ended December 31, 2018, as compared to the same period in 2017. The change was primarily due to the acquisition of six additional properties subsequent to December 31, 2017, resulting in increases in depreciation and amortization expenses and net income after adjustments for the loss on disposition of real estate assets, net. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities decreased by $71.0 million for the year ended December 31, 2018, as compared to the same period in 2017. The change was primarily due to the decrease in real estate investments of $60.7 million, along with the disposal of one property resulting in net proceeds of $10.2 million during the year ended December 31, 2018, as compared to the same period in 2017.
Financing Activities. Net cash provided by financing activities decreased by $58.9 million for the year ended December 31, 2018, as compared to the same period in 2017. The change was primarily due to a decrease in proceeds from the Offerings of $41.3 million and a decrease in net proceeds from debt of $13.3 million.
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Operating Activities. Net cash provided by operating activities increased by $4.6 million for the year ended December 31, 2017, as compared to the same period in 2016. The change was primarily due to the acquisition of 20 additional properties subsequent to December 31, 2016, resulting in an increase in net income and depreciation and amortization expenses. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities increased by $105.9 million for the year ended December 31, 2017, as compared to the same period in 2016. The increase resulted primarily from an increase in real estate investments of $106.2 million during the year ended December 31, 2017, as compared to the same period in 2016.
Financing Activities. Net cash provided by financing activities increased by $74.8 million for the year ended December 31, 2017, as compared to the same period in 2016. The change was primarily due to an increase in net proceeds from the Credit Facility of $36.1 million and a decrease in repayments of the notes payable and the subordinate revolving line of credit (the

“Series C Loan”) of $52.1 million, offset by a decrease in net proceeds from the issuance of common stock of $3.4 million and an increase in distributions to investors of $3.1 million.
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
Related-Party Transactions and Agreements
We have entered into agreements with CR V Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Management or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 10 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT II, a director of CCIT III, CCPT IV and CIM Income NAV, and president and treasurer of CR V Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as the chairman of the board of CCIT III, CCPT IV and CIM Income NAV and as a director of CCIT II, and is vice president of CR V Management. One of our independent directors, Calvin E. Hollis, also serves as an independent director of CCIT II. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CR V Management. In addition, affiliates of CR V Management act as an advisor to CCPT IV, CCIT II, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there are conflicts of interest where CR V Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management among others. The compensation arrangements between affiliates of CR V Management and CIM and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
As of December 31, 2018 and 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of December 31, 2018, we had an aggregate balance of $38.0 million of variable debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate. As of December 31, 2018, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $190,000 per year.
As of December 31, 2018, we had three interest rate swap agreements outstanding, which mature on various dates from April 2019 through March 2022, respectively, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative liability of $333,000. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2018, an increase of 50 basis points in interest rates would result in a derivative asset of $1.5 million, representing a $1.8 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $2.2 million, representing a $1.9 million net change to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of December 31, 2018, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2018.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2018 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2019 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2018, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Form of Initial Subscription Agreement (Incorporated by reference to Appendix B to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), filed April 26, 2018).
4.2	Form of Additional Subscription Agreement (Incorporated by reference to Appendix C to the Company’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-215274), April 26, 2018).
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

10.3
Credit Agreement, dated as of March 27, 2018, among Cole Operating Partnership V, LP, JPMorgan Chase Bank, N.A., as administrative agent and letter of credit issuer, Bank of America, N.A. as syndication agent and letter of credit issuer, SunTrust Bank as documentation agent, and the other lenders thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 000-55437), filed March 30, 2018).

10.4
Second Amended and Restated Dealer Manager Agreement between Cole Credit Property Trust V, Inc. and Cole Capital Corporation dated August 1, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed August 2, 2017).

10.5
First Amendment to the Advisory Agreement between Cole Credit Property Trust V, Inc. and Cole REIT Advisors V, LLC dated August 2, 2017 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed August 2, 2017).

10.6	Cole Credit Property Trust V, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-55437), filed November 13, 2018).
21.1*	Subsidiaries of the Registrant.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2019.

Cole Credit Property Trust V, Inc.

By:	/s/ NATHAN D. DEBACKER
NATHAN D. DEBACKER
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ AVRAHAM SHEMESH	Chairman of the Board of Directors, Chief Executive Officer, and President	March 26, 2019
Avraham Shemesh	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 26, 2019
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 26, 2019
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ MARCUS E. BROMLEY	Independent Director	March 26, 2019
Marcus E. Bromley

/s/ ROBERT A. GARY, IV	Independent Director	March 26, 2019
Robert A. Gary, IV

/s/ CALVIN E. HOLLIS	Independent Director	March 26, 2019
Calvin E. Hollis

/s/ RICHARD S. RESSLER	Director	March 26, 2019
Richard S. Ressler

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Credit Property Trust V, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust V, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
March 26, 2019

We have served as the Company’s auditor since 2013.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Real estate assets:
Land	$156,365	$142,986
Buildings and improvements	453,531	416,850
Intangible lease assets	86,385	79,268
Total real estate assets, at cost	696,281	639,104
Less: accumulated depreciation and amortization	(63,725)	(46,196)
Total real estate assets, net	632,556	592,908
Cash and cash equivalents	2,509	1,173
Restricted cash	397	346
Derivative assets, prepaid expenses, property escrow deposits and other assets	1,271	1,546
Rents and tenant receivables, net	8,065	7,021
Deferred costs, net	923	183
Total assets	$645,721	$603,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$348,492	$308,559
Accrued expenses and accounts payable	2,820	2,969
Due to affiliates	2,108	1,787
Intangible lease liabilities, net	3,497	4,019
Distributions payable	2,220	2,049
Deferred rental income, derivative liabilities and other liabilities	3,122	1,133
Total liabilities	362,259	320,516
Commitments and contingencies
Redeemable common stock	10,473	10,243
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value; 245,000,000 shares authorized, 14,982,055 and 14,241,888 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	150	142
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,914,878 and 1,347,920 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	19	13
Capital in excess of par value	369,638	341,472
Accumulated distributions in excess of earnings	(96,485)	(70,022)
Accumulated other comprehensive (loss) income	(333)	813
Total stockholders’ equity	272,989	272,418
Total liabilities, redeemable common stock and stockholders’ equity	$645,721	$603,177
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$47,899	$40,078	$35,435
Tenant reimbursement income	6,453	5,292	5,003
Total revenues	54,352	45,370	40,438
Operating expenses:
General and administrative	4,516	4,538	4,233
Property operating	3,202	2,402	1,828
Real estate tax	4,250	3,707	3,716
Advisory fees and expenses	6,248	5,442	4,841
Transaction-related	127	738	1,286
Depreciation and amortization	18,709	15,483	13,441
Impairment	3,794	—	—
Total operating expenses	40,846	32,310	29,345
Loss on disposition of real estate, net	(421)	—	—
Operating income	13,085	13,060	11,093
Other expense:
Interest expense and other, net	(14,149)	(11,551)	(12,278)
Net (loss) income	$(1,064)	$1,509	$(1,185)

Class A Common Stock:
Net (loss) income attributable to the Company	$(614)	$1,606	$(1,161)
Basic and diluted weighted average number of common shares outstanding	14,645,909	13,605,267	11,009,047
Basic and diluted net (loss) income per common share	$(0.04)	$0.12	$(0.11)

Class T Common Stock:
Net loss attributable to the Company	$(450)	$(97)	$(24)
Basic and diluted weighted average number of common shares outstanding	1,701,291	834,963	72,998
Basic and diluted net loss per common share	$(0.26)	$(0.12)	$(0.32)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 (in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(1,064)	$1,509	$(1,185)
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps	(940)	550	(771)
Amount of (gain) loss reclassified from other comprehensive (loss) income into income as interest expense and other, net	(238)	659	1,508
Total other comprehensive (loss) income	(1,178)	1,209	737
Total comprehensive (loss) income	$(2,242)	$2,718	$(448)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2016	9,292,168	$93	—	$—	$199,677	$(30,354)	$(1,133)	$168,283
Issuance of common stock	3,229,602	32	321,223	3	89,992	—	—	90,027
Distributions declared on common stock – $1.575 per Class A common share, $1.011 per Class T common share	—	—	—	—	—	(17,442)	—	(17,442)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(6,333)	—	—	(6,333)
Other offering costs	—	—	—	—	(1,816)	—	—	(1,816)
Distribution and stockholder servicing fees	—	—	—	—	(322)	—	—	(322)
Redemptions of common stock	(194,191)	(2)	—	—	(4,622)	—	—	(4,624)
Changes in redeemable common stock	—	—	—	—	(3,973)	—	—	(3,973)
Comprehensive loss (income)	—	—	—	—	—	(1,185)	737	(448)
Balance, December 31, 2016	12,327,579	$123	321,223	$3	$272,603	$(48,981)	$(396)	$223,352
Issuance of common stock	2,405,868	24	1,026,697	10	87,913	—	—	87,947
Distributions declared on common stock – $1.575 per common share	—	—	—	—	—	(22,550)	—	(22,550)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(5,574)	—	—	(5,574)
Other offering costs	—	—	—	—	(1,766)	—	—	(1,766)
Distribution and stockholder servicing fees	—	—	—	—	(1,013)	—	—	(1,013)
Redemptions of common stock	(491,559)	(5)	—	—	(11,698)	—	—	(11,703)
Changes in redeemable common stock	—	—	—	—	1,007	—	—	1,007
Comprehensive income	—	—	—	—	—	1,509	1,209	2,718
Balance, December 31, 2017	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
Cumulative effect of accounting changes	—	—	—	—	—	(32)	32	—
Issuance of common stock	1,246,784	13	570,374	6	43,375	—	—	43,394
Distributions declared on common stock – $1.575 per common share	—	—	—	—	—	(25,367)	—	(25,367)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(2,136)	—	—	(2,136)
Other offering costs	—	—	—	—	(873)	—	—	(873)
Distribution and stockholder servicing fees	—	—	—	—	(493)	—	—	(493)
Redemptions of common stock	(510,167)	(5)	(3,416)	—	(11,497)	—	—	(11,502)
Equity-based compensation	3,550	—	—	—	20	—	—	20
Changes in redeemable common stock	—	—	—	—	(230)	—	—	(230)
Comprehensive loss	—	—	—	—	—	(1,064)	(1,178)	(2,242)
Balance, December 31, 2018	14,982,055	$150	1,914,878	$19	$369,638	$(96,485)	$(333)	$272,989
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(1,064)	$1,509	$(1,185)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	18,896	15,757	13,699
Straight-line rental income	(1,597)	(1,540)	(1,057)
Bad debt expense	39	39	1
Amortization of deferred financing costs	878	1,039	1,228
Amortization of fair value adjustments of notes payable assumed	—	—	(403)
Equity-based compensation	20	—	—
Gain on extinguishment of debt	—	(108)	—
Loss on disposition of real estate assets, net	421	—	—
Impairment of real estate assets	3,794	—	—
Ineffectiveness of interest rate swaps	—	(32)	—
Write-off of deferred financing costs	148	—	—
Changes in assets and liabilities:
Rents and tenant receivables	414	(645)	(834)
Prepaid expenses and other assets	173	(290)	77
Accrued expenses and accounts payable	(86)	794	518
Deferred rental income and other liabilities	824	(105)	(625)
Due from affiliates	14	(14)	—
Due to affiliates	199	(371)	(20)
Net cash provided by operating activities	23,073	16,033	11,399
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(73,461)	(134,194)	(27,962)
Net proceeds from disposition of real estate assets	10,217	—	—
Payment of property escrow deposits	(475)	(3,600)	(515)
Refund of property escrow deposits	550	3,659	281
Net cash used in investing activities	(63,169)	(134,135)	(28,196)
Cash flows from financing activities:
Proceeds from issuance of common stock	31,662	77,251	81,430
Redemptions of common stock	(11,502)	(11,703)	(4,624)
Offering costs on issuance of common stock	(3,009)	(7,340)	(8,169)
Distribution and stockholder servicing fees paid	(371)	(197)	(16)
Proceeds from credit facility and notes payable	300,500	134,700	98,600
Repayments of credit facility and notes payable	(259,500)	(80,450)	(112,500)
Repayment of line of credit with affiliate	—	—	(20,000)
Payment of loan deposits	—	—	(35)
Refund of loan deposits	—	—	75
Distributions to stockholders	(13,464)	(11,468)	(8,400)
Change in escrowed stockholder proceeds liability	—	—	(4)
Deferred financing costs paid	(2,833)	(427)	(769)
Net cash provided by financing activities	41,483	100,366	25,588
Net increase (decrease) in cash and cash equivalents and restricted cash	1,387	(17,736)	8,791
Cash and cash equivalents and restricted cash, beginning of period	1,519	19,255	10,464
Cash and cash equivalents and restricted cash, end of period	$2,906	$1,519	$19,255
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,509	$1,173	$19,161
Restricted cash	397	346	94
Total cash and cash equivalents and restricted cash	$2,906	$1,519	$19,255
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation incorporated on December 12, 2012, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company operates a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of December 31, 2018, the Company owned 141 properties, comprising 3.5 million rentable square feet of commercial space located in 34 states. As of December 31, 2018, the rentable space at these properties was 98.8% leased, including month-to-month agreements, if any.
Substantially all of the Company’s business is conducted through Cole Operating Partnership V, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole REIT Management V, LLC, a Delaware limited liability company (“CR V Management”) (formerly known as Cole REIT Advisors V, LLC), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
On February 1, 2018, CIM acquired CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) from VEREIT Operating Partnership, L.P. (“VEREIT OP”), a subsidiary of VEREIT, Inc. (“VEREIT”) (the “Transaction”). CCO Group, LLC owns and controls CR V Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group serves as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
On March 17, 2014, the Company commenced its initial public offering (the “Initial Offering”) on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. The Initial Offering initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”). In March 2016, the Company reclassified a portion of its unissued Class A common stock (“Class A Shares”) as Class T common stock (“Class T Shares”) and commenced sales of Class T Shares thereafter upon receipt of the required regulatory approvals. On March 29, 2016, our board of directors adopted an Amended and Restated Distribution Reinvestment Plan (the “First Amended and Restated DRIP”) in connection with the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the First Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The First Amended and Restated DRIP became effective as of May 1, 2016.
On August 1, 2017, the Company commenced a follow-on offering on a “best efforts” basis (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the second amended and restated distribution reinvestment plan (the “Second Amended and Restated DRIP” and collectively with the Original DRIP and the First Amended and Restated DRIP, the “DRIP”). Effective December 31, 2018, the primary portion of the Follow-On Offering was terminated. The Company intends to continue to issue shares of its common stock pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering.
As of December 31, 2018, the Company had issued approximately 18.1 million shares of common stock in the Offerings for gross offering proceeds of $453.1 million ($405.4 million in Class A Shares and $47.7 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $42.4 million. In addition, as of December 31, 2018, the Company had paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $584,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.2 million.
The Company’s board of directors (the “Board”) establishes an updated estimated per share net asset value (“NAV”) of its common stock for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2018, the estimated per share NAV was $22.18 per share for both Class A Shares and Class T Shares, which was established on March 28, 2018 using a valuation date of December 31, 2017. On March 20, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2018, of $19.64 per share for both Class A Shares and Class T Shares. Commencing on March 26, 2019, distributions are reinvested in shares of the Company’s common stock under the Second Amended and Restated DRIP at a price of $19.64 per share for both Class A Shares and Class T Shares. The Board establishes an updated per share NAV of the Company’s common stock on an annual basis, having previously established a per share NAV as of February 29, 2016, December 31, 2016, and December 31, 2017. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
Reclassifications
The Company adopted ASU 2017-12, as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2018. Accordingly, for the year ended December 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $32,000.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2018, the Company recorded impairment charges of $3.8 million, related to one anchored shopping center classified as held for sale, but later sold during the year, due to the carrying value being greater than the selling price, net of selling costs. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2017 or 2016. The Company’s assessment of impairment as of December 31, 2018 was based on the most current information available to the Company including expected holding periods. If the Company’s expected holding period for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s real estate assets will not occur in 2019 or future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2018 or 2017.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual property did not qualify for discontinued operations presentation, and thus, the results of the property that was sold remain in operating income, and any associated gains or losses from the disposition are included in loss on disposition of real estate, net.
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
The fair values of above- and below-market lease intangibles are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) an estimate of fair market lease rates for the corresponding in-place leases, which is generally obtained from independent appraisals, measured over a period equal to the remaining non-cancelable term of the lease including, for below-market leases, any bargain renewal periods. The above- and below-market lease intangibles are capitalized as intangible lease assets or liabilities, respectively. Above-market leases are amortized as a reduction to rental income over the remaining terms of the respective leases. Below-market leases are amortized as an increase to rental income over the remaining

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

terms of the respective leases, including any bargain renewal periods. In considering whether or not the Company expects a tenant to execute a bargain renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition, such as the financial strength of the tenant, the remaining lease term, the tenant mix of the leased property, the Company’s relationship with the tenant and the availability of competing tenant space. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above- or below-market lease intangibles relating to that lease would be recorded as an adjustment to rental income.
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
The Company may acquire certain properties subject to contingent consideration arrangements that may obligate the Company to pay additional consideration to the seller based on the outcome of future events. Additionally, the Company may acquire certain properties for which it funds certain contingent consideration amounts into an escrow account pending the outcome of certain future events. The outcome may result in the release of all or a portion of the escrow funds to the Company or the seller or a combination thereof. Upon adoption of ASU 2017-01 (as defined below) in April 2017, contingent consideration arrangements for asset acquisitions are recognized when the contingency is resolved. The determination of the amount of contingent consideration arrangements is based on the probability of several possible outcomes as identified by management.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses on the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had $397,000 and $346,000 in restricted cash as of December 31, 2018 and 2017, respectively. Included in restricted cash were $94,000 held by lenders in lockbox accounts as of both December 31, 2018 and 2017. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Restricted cash also included $303,000 and $2,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of December 31, 2018 and 2017, respectively. In addition, $250,000 was held in lender cash management accounts as of December 31, 2017.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are written off when the associated debt is refinanced or repaid before maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2018 and 2017, the Company had $923,000 and $183,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Due to Affiliates
CR V Management, and certain of its affiliates, received and will continue to receive, fees, reimbursements and compensation in connection with services provided relating to the Offerings and the acquisition, management, financing and leasing of the properties of the Company.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Instruments and Hedging Activities
The Company accounts for its derivative instruments at fair value. Accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative instrument and the designation of the derivative instrument. The change in fair value of the derivative instrument that is designated as a hedge is recorded as other comprehensive (loss) income. The changes in fair value for derivative instruments that are not designated as hedges or that do not meet the hedge accounting criteria are recorded as a gain or loss to operations.
Redeemable Common Stock
Under the Company’s share redemption program, the Company’s obligation to redeem shares of its outstanding common stock is limited, among other things, to the net proceeds received by the Company from the sale of shares under the DRIP, net of shares redeemed to date. The Company records the maximum amount that is redeemable under the share redemption program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the amount of redeemable common stock from period to period are recorded as an adjustment to capital in excess of par value.
Revenue Recognition
Certain properties have leases where minimum rental payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis when earned and collectability is reasonably assured. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. The Company defers the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Expected reimbursements from tenants for recoverable real estate taxes and operating expenses are included in tenant reimbursement income in the period when such costs are incurred. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Revenue Recognition, Accounting Standards Codification Topic 605 and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company records revenue for real estate taxes and insurance reimbursed by its tenants on the leased properties, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations as the Company has concluded it is the primary obligor. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement income, which are outside of the scope of Topic 606. The Company adopted ASU 2014-09 using the modified retrospective approach and determined it did not have a material impact on the Company’s consolidated financial statements.
The Company continually reviews receivables related to rent, including any straight-line rent, and current and future operating expense reimbursements from tenants and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is uncertain, the Company will record an increase in the allowance for uncollectible accounts. As of December 31, 2018 and 2017, the Company had an allowance for uncollectible accounts of $42,000 and $40,000, respectively.
Income Taxes
The Company elected to be taxed, and currently qualifies, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2014. The Company will generally not be subject to federal corporate income tax to the extent it distributes its taxable income to its stockholders, and so long as it, among other things, distributes at least 90% of its annual taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). REITs are subject to a number of other organizational and operational requirements. Even if the Company maintains its qualification for taxation as a REIT, it or its subsidiaries may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2018, 2017 or 2016. Distributions per share are calculated based on the authorized daily distribution rate.
Offering and Related Costs
CR V Management funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of aggregate gross proceeds from the Offerings. As of December 31, 2018, CR V Management had paid organization and offering costs in excess of the 2.0% in connection with the Offerings. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of aggregate gross proceeds from the Offerings. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions, dealer manager fees and distribution and stockholder servicing fees in the period in which they become payable.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The amendments in this update require that most lease obligations be recognized as a right of use asset with a corresponding liability on the balance sheet. The guidance also requires additional qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The FASB has subsequently issued other related ASU, which amend ASU 2016-02 to provide transition practical expedients that an entity may elect to apply and other guidance. In July 2018, the FASB issued ASU No. 2018-11, Leases: Targeted Improvements, which provides companies with an additional transition option that would permit the application of ASU 2016-02 as of the adoption date rather than to all periods presented. The Company will use this transition option upon adoption of the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has finalized its assessment of its inventory of leases that will be impacted by adoption of the new guidance. The Company will elect the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The accounting for lease components will largely be unchanged from existing GAAP and the Company will elect the practical expedient to not separate non-lease components from lease components. The Company does not expect the adoption of ASU 2016-02 to have a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues. The Company does not have material leases where it is the lessee.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15,

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The targeted amendments in this ASU are designed to help simplify certain aspects of hedge accounting and result in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU 2017-12 applies to the Company’s interest rate swaps designated as cash flow hedges. ASU 2017-12 requires all changes in the fair value of highly effective cash flow hedges to be recorded in accumulated other comprehensive income. Under GAAP, the ineffective portion of the change in fair value of cash flow hedges is recognized directly in earnings. This eliminates the requirement to separately measure and disclose ineffectiveness for qualifying cash flow hedges. ASU 2017-12 is effective for public entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2017-12 is required to be adopted using a modified retrospective approach with early adoption permitted. The Company early adopted ASU 2017-12 during the first quarter of fiscal year 2018. Accordingly, during the year ended December 31, 2018, the Company recorded a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of accumulated distributions in excess of earnings of $32,000.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of the ASU are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16; as such, the Company is currently evaluating the potential effect this new benchmark interest rate option will have on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2018, the estimated fair value of the Company’s debt was $350.7 million, compared to the carrying value of $350.6 million. The estimated fair value of the Company’s debt was $311.4 million as of December 31, 2017, compared to the carrying value on that date of $309.6 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2018 and 2017, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Other financial instruments — The Company considers the carrying values of its cash and cash equivalents, restricted cash, tenant receivables, accrued expenses and accounts payable, other liabilities, due to affiliates and distributions payable to approximate their fair values because of the short period of time between their origination and their expected realization as well as their highly-liquid nature. Due to the short-term maturities of these instruments, Level 1 inputs are utilized to estimate the fair value of these financial instruments.
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2018 and 2017, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$832	$—	$832	$—
Financial liability:
Interest rate swap	$(1,165)	$—	$(1,165)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$845	$—	$845	$—

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairment related to real estate assets and intangible assets is discussed in Note 2 — Summary of Significant Accounting Policies.
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2018, real estate assets related to one anchored shopping center totaling approximately 78,000 square feet were deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value was reduced to an estimated fair value of $10.4 million, resulting in impairment charges of $3.8 million, and was subsequently disposed of during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Company determined that no assets were deemed impaired. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following table presents the impairment charges by asset class recorded during the year ended December 31, 2018 (in thousands):

Year Ended December 31,
2018
Asset class impaired:
Land	$736
Buildings and improvements	3,001
Intangible lease assets	212
Intangible lease liabilities	(155)
Total impairment loss	$3,794
NOTE 4 — REAL ESTATE ASSETS
2018 Property Acquisitions
During the year ended December 31, 2018, the Company acquired six commercial properties for an aggregate purchase price of $71.4 million (the “2018 Asset Acquisitions”), which includes $2.0 million of external acquisition-related expenses that were capitalized in accordance with ASU 2017-01. Prior to the adoption of ASU 2017-01 in April 2017, costs related to property acquisitions were expensed as incurred. The Company funded the 2018 Asset Acquisitions with net proceeds from the Follow-on Offering and available borrowings.
The following table summarizes the purchase price allocation for the 2018 Asset Acquisitions purchased during the year ended December 31, 2018 (in thousands):

2018 Asset Acquisitions
Land	$16,139
Buildings and improvements	47,456
Acquired in-place leases and other intangibles (1)	8,488
Intangible lease liabilities (2)	(655)
Total purchase price	$71,428
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 17.0 years.

(2)	The weighted average amortization period for acquired intangible lease liabilities was 19.2 years.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2018 Impairment of a Property
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the year ended December 31, 2018, one anchored shopping center that was classified as held for sale with a carrying value of $14.2 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $10.4 million, resulting in impairment charges of $3.8 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
2018 Property Dispositions
During the year ended December 31, 2018, the Company disposed of one anchored shopping center for an aggregate gross sales price of $10.5 million, resulting in net proceeds of $10.2 million after closing costs and a net loss of $421,000. This net loss includes $68,000 incurred for disposition fees due to CR V Management or its affiliates in connection with the sale of the property, and the Company has no continuing involvement with the property. The loss on sale of real estate is included in loss on disposition of real estate, net in the consolidated statements of operations. The disposition of this property did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of this disposed property is reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
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
______________________

(1)
The weighted average amortization period for the 2017 Acquisitions was 13.4 years for acquired in-place leases and other intangibles, 16.6 years for acquired above-market leases and 12.9 years for acquired intangible lease liabilities.

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
The Company recorded revenue for the year ended December 31, 2017 of $936,000 and net income for the year ended December 31, 2017 of $147,000 related to the 2017 Business Combination Acquisitions. In addition, the Company recorded $407,000 of acquisition-related expenses for the year ended December 31, 2017, which is included in transaction-related expenses on the consolidated statements of operations.
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

2016 Acquisitions
Land	$7,441
Buildings and improvements	18,411
Acquired in-place leases and other intangibles (1)	1,762
Total purchase price	$27,614
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 11.7 years.
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
The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude $1.2 million of acquisition-related fees and expenses recorded during the year ended December 31, 2016. Accordingly, these costs were instead recognized in the unaudited pro forma information for the year ended December 31, 2015.
The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor does it purport to represent the results of future operations.
Property Concentrations
As of December 31, 2018, one of the Company’s tenants, Walgreens, accounted for 13% of the Company’s 2018 annualized rental income. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2018, 10 of the Company’s properties were located in Texas, which accounted for 11% of the Company’s 2018 total annualized rental income. In addition, the Company had tenants in the pharmacy, grocery, discount store and sporting goods industries, which comprised 14%, 13%, 12% and 11%, respectively, of the Company’s 2018 annualized rental income.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2018 and 2017 (in thousands, except weighted average life remaining):

	As of December 31,
	2018	2017
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $19,389 and $13,899, respectively (with a weighted average life remaining of 11.1 years and 11.3 years, respectively)	$58,387	$56,443
Acquired above-market leases, net of accumulated amortization of $3,128 and $2,519, respectively (with a weighted average life remaining of 11.1 years and 11.8 years, respectively)	5,481	6,407
Total intangible lease assets, net	$63,868	$62,850

Intangible lease liabilities:
Acquired below-market lease intangibles, net of accumulated amortization of $1,897 and $1,678, respectively (with a weighted average life remaining of 8.9 years and 7.9 years, respectively)	3,497	4,019
Amortization of the above-market leases is recorded as a reduction to rental revenue, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental revenue in the accompanying consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
In-place lease and other intangible amortization	$6,081	$5,001	$4,204
Above-market lease amortization	$782	$835	$799
Below-market lease amortization	$595	$561	$541
Estimated amortization related to the intangible lease assets and liabilities as of December 31, 2018 for each of the five succeeding fiscal years is as follows (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2019	$5,856	$567	$495
2020	$5,649	$515	$419
2021	$5,587	$499	$401
2022	$5,390	$488	$320
2023	$5,086	$478	$308

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2018, the Company entered into one interest rate swap agreement. As of December 31, 2018, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2018 and 2017 (dollar amounts in thousands):

		Outstanding Notional Amount as of December 31, 2018	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets and (Liabilities) as of December 31,
	Balance Sheet Location					2018	2017
Interest Rate Swaps	Derivative assets, prepaid expenses, property escrow deposits and other assets	$141,100	3.22% to 3.49%	12/31/2015 to 1/15/2016	4/25/2019 to 2/1/2021	$832	$845
Interest Rate Swap	Deferred rental income, derivative liabilities and other liabilities	$100,000	4.45%	5/23/2018	3/28/2022	$(1,165)	$—
_____________________________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2018.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the years ended December 31, 2018, 2017 and 2016, the amounts reclassified were a gain of $238,000, and losses of $659,000 and $1.5 million, respectively. During the next 12 months, the Company estimates that an additional $350,000 will be reclassified from other comprehensive (loss) income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $1.2 million, which includes accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2018.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2018, the Company had $348.5 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.9 years and a weighted average interest rate of 3.9%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date. The following table summarizes the debt balances as of December 31, 2018 and 2017, and the debt activity for the year ended December 31, 2018 (in thousands):

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		During the Year Ended December 31, 2018
	Balance as of December 31, 2017	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of December 31, 2018
Credit facility	$217,000	$300,500	$(259,500)	—	$258,000
Fixed rate debt	92,600	—	—	—	92,600
Total debt	309,600	300,500	(259,500)	—	350,600
Deferred costs - credit facility (2)	(446)	(1,730)	125	383	(1,668)
Deferred costs - fixed rate debt	(595)	—	—	155	(440)
Total debt, net	$308,559	$298,770	$(259,375)	$538	$348,492
____________________________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs relate to the term portion of the Credit Facility, as defined below.
As of December 31, 2018, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $156.5 million as of December 31, 2018. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Credit Facility
During the year ended December 31, 2018, the Company entered into a new credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the other lenders party thereto, and repaid the then-existing credit agreement dated April 25, 2014. The Credit Agreement allows for borrowings of up to $350.0 million (the “Credit Facility”). The Credit Facility includes $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”). The Term Loans mature on March 27, 2023 and the Revolving Loans mature on March 28, 2022; however the Company may elect to extend the maturity date of the Revolving Loans to March 28, 2023 subject to satisfying certain conditions described in the Credit Agreement.
Depending upon the type of loan specified, and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of December 31, 2018, the amounts outstanding under the Revolving Loans totaled $38.0 million at a weighted average interest rate of 4.1%. As of December 31, 2018, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 3.8%. The Company had $258.0 million of debt outstanding under the Credit Facility as of December 31, 2018 at a weighted average interest rate of 3.8% and $92.0 million in unused capacity, subject to borrowing availability.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of December 31, 2018.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt as of December 31, 2018 for each of the five succeeding fiscal years and the period thereafter (in thousands):

Year Ending December 31,	Principal Repayments
2019	$—
2020	388
2021	68,009
2022	38,428
2023	220,448
Thereafter	23,327
Total	$350,600
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$11,732	$10,696	$8,597
Distributions declared and unpaid	$2,220	$2,049	$1,663
Change in accrued distribution and stockholder servicing fees	$493	$1,013	$322
Accrued capital expenditures	$7	$70	$—
Change in fair value of interest rate swaps	$(1,178)	$1,209	$737
Supplemental Cash Flow Disclosures:
Interest paid	$13,167	$10,466	$10,973
Cash paid for income taxes	$191	$79	$170
NOTE 9 — COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company may become subject to litigation and claims. The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the Company’s business, to which the Company is a party or of which the Company’s properties are the subject.
Purchase Commitments
As of December 31, 2018, the Company had entered into purchase agreements with unaffiliated third-party sellers to acquire a 100% interest in one retail property, subject to meeting certain criteria, for an aggregate purchase price of $10.9 million, exclusive of closing costs. As of December 31, 2018, the Company had $150,000 of property escrow deposits held by escrow agents in connection with this potential property acquisition. These deposits are included in the accompanying consolidated balance sheets in derivative assets, prepaid expenses, property escrow deposits and other assets and could be forfeited under certain circumstances. As of December 31, 2018, the escrow deposits had not been forfeited. This potential acquisition is subject to customary closing conditions, and the Company can give no assurance that this closing will occur.

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
NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred commissions, fees and expenses payable to CR V Management and certain of its affiliates in connection with the Offerings and the acquisition, management and disposition of its assets.
Selling commissions and dealer manager fees
In connection with the Follow-on Offering, which was terminated on December 31, 2018, CCO Capital, the Company’s dealer manager, which is affiliated with CR V Management, received selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offerings for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. The Company has been advised that CCO Capital reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCO Capital received 2.0% of gross offering proceeds from the primary portion of the Offerings for both Class A Shares and Class T Shares as a dealer manager fee. CCO Capital, in its sole discretion, reallowed all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CR V Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of December 31, 2018, CR V Management had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. Since the Follow-on Offering was terminated on December 31, 2018, these excess amounts will not be paid.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCO Capital a distribution and stockholder servicing fee for Class T Shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the offering in which such Class T Shares were purchased (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CR V Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Management or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, that acquisition expenses are not included in the contract purchase price of the property. Additionally, CR V Management or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company.
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Management, the Company pays CR V Management a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2018, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2017, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2017, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion.
Operating expenses
The Company reimburses CR V Management, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CR V Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the sale of assets for that period. The Company will not reimburse CR V Management or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CR V Management or its affiliates receive acquisition fees, and the Company will not reimburse CR V Management for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CR V Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the Company will pay CR V Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR V Management, its affiliates and unaffiliated third parties, exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Management or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2018, 2017 and 2016, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Selling commissions	$1,498	$4,021	$4,691
Dealer manager fees	$638	$1,553	$1,642
Other organization and offering expenses	$873	$1,766	$1,816
Distribution and stockholder servicing fees (1)	$371	$197	$16
Acquisition fees and expenses	$1,861	$3,077	$690
Disposition fees	$68	$—	$—
Advisory fees and expenses	$6,248	$5,442	$4,841
Operating expenses	$2,079	$2,100	$2,035
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $1.2 million and $1.1 million as of December 31, 2018 and 2017, respectively, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Due to/from Affiliates
As of December 31, 2018 and 2017, $2.1 million and $1.8 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Management, or its affiliates. The amounts are primarily for advisory fees and operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
As of December 31, 2017, $14,000 was due from CR V Management or its affiliates related to amounts received by affiliates of the advisor which were due to the Company. These amounts were included in derivative assets, prepaid expenses, property escrow deposits and other assets in the consolidated balance sheets for such periods. No such amounts were due to the Company as of December 31, 2018.
Transactions
The Company incurred $111,000 of interest expense related to a subordinate revolving line of credit (the “Series C Loan”) during the year ended December 31, 2016. In addition, during the year ended December 31, 2016, the Company repaid the $20.0 million outstanding balance under the Series C Loan, which matured on March 17, 2016. Accordingly, the Company did not incur any interest expense related to the Series C Loan during the years ended December 31, 2018 and 2017.
NOTE 11 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CR V Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CR V Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
Services Agreement
VEREIT OP, a former affiliated entity of the Company’s sponsor, is obligated to provide certain services to CCO Group and to the Company, including operational real estate support (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by the Company, CCPT IV, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC. The services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, have been, or by March 31, 2019, will be, transitioned to, and will be provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2018 and 2017, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million Class A Shares and 245.0 million Class T Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On or before June 19, 2013, the Company sold 20,000 shares of common stock, at $10.00 per share, to CREInvestments, LLC and its predecessor. The Company’s Board may authorize additional shares of capital stock and designate the terms of such additional shares of capital stock without obtaining stockholder approval. Effective as of February 7, 2014, the Company effected the Reverse Stock Split, resulting in 8,000 shares of the Company’s common stock issued and outstanding. On February 7, 2014, the ownership of such shares was transferred to VEREIT OP. Upon completion of the Transaction on February 1, 2018, the ownership of such shares was transferred by VEREIT OP to CR V Management. Pursuant to the Company’s Charter, CR V Management is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CR V Management may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon 10 days’ prior written notice to the stockholders.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2018, 2017 and 2016, approximately 519,000, 446,000 and 359,000 shares, respectively, were purchased under the DRIP for $11.7 million, $10.7 million and $8.6 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
The redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recent estimated per share NAV; after two years from the purchase date, 97.5% of the most recent estimated per share NAV; and after three years from the purchase date, 100% of the most recent estimated per share NAV. The redemption price for shares purchased pursuant to the DRIP will be 100% of the most recent estimated per share NAV, as determined by the Board. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 26, 2019 in Note 16 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice to the stockholders. During the years ended December 31, 2018, 2017 and 2016, the Company redeemed approximately 514,000, 492,000 and 194,000 shares, respectively, under the share redemption program for $11.5 million, $11.7 million and $4.6 million, respectively.
Distributions Payable and Distribution Policy
The Board authorized a daily distribution, based on 365 days in the calendar year, of $0.004315068 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2018 and ending on March 31, 2019. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day commencing on January 1, 2018 and ending on March 31, 2019, equal to $0.004315068 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2018, the Company had distributions payable of $2.2 million.
In addition, the Board authorized a daily distribution, based on 365 days in the calendar year, of $0.003232877 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on April 1, 2019 and ending on June 30, 2019. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on April 1, 2019 and ending on

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2019, equal to $0.003232877 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Cole Credit Property Trust V, Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 396,000 are available for future grant at December 31, 2018. Under the Plan, the Board or a committee designated by the Board has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company, which will further align such directors’ interests with the interests of the Company’s stockholders. The Board or committee also has the authority to determine the terms of any award granted pursuant to the Plan, including vesting schedules, restrictions and acceleration of any restrictions. The Plan may be amended or terminated by the Board at any time. The Plan expires on August 9, 2028.
On October 1, 2018, the Company granted awards of approximately 1,200 restricted Class A Shares to each of the independent members of the Board (approximately 3,600 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of December 31, 2018, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $20,000 for the year ended December 31, 2018 related to these restricted Class A Shares included in general and administrative expenses on the accompanying consolidated statement of operations.
As of December 31, 2018, there was $59,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
Character of Distributions:	2018	2017	2016
Ordinary dividends	31.0%	21.0%	10.5%
Nondividend distributions	69.0%	79.0%	89.5%
Total	100.0%	100.0%	100.0%
During the years ended December 31, 2018, 2017 and 2016, the Company incurred state and local income and franchise taxes of $198,000, $150,000, and $60,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2018, 2017 and 2016. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 14 — OPERATING LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had a weighted-average remaining term of 10.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$47,588
2020	47,108
2021	46,541
2022	44,949
2023	43,351
Thereafter	291,483
Total	$521,020

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,063	$13,585	$13,965	$13,739
Net income (loss)	$544	$869	$892	$(3,369)
Basic and diluted net income (loss) per share - Class A common stock (1)	$0.04	$0.06	$0.06	$(0.19)
Basic and diluted net (loss) income per share - Class T common stock (1)	$(0.02)	$0.00	$0.01	$(0.25)
_______________________________________________________
(1) The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.

	December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,983	$10,848	$11,749	$12,790
Net (loss) income	$(102)	$450	$718	$443
Basic and diluted net (loss) income per share - Class A common stock (1), (2)	$(0.01)	$0.03	$0.05	$0.03
Basic and diluted net loss per share - Class T common stock (1), (2)	$(0.06)	$(0.02)	$(0.01)	$(0.03)
__________________________________________________
(1) The Company calculates net income (loss) per share based on the weighted-average number of outstanding shares of common stock during the reporting period. The average number of shares fluctuates throughout the year and can therefore produce a full year result that does not agree to the sum of the individual quarters.
(2) On August 1, 2017, the Company commenced the Follow-On Offering of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the DRIP.
NOTE 16 — SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2018:
Redemption of Shares of Common Stock
Subsequent to December 31, 2018, the Company redeemed approximately 132,000 shares for $2.9 million at an average per share price of $22.09 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2018 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended December 31, 2018 totaling approximately 245,000 shares went unfulfilled.
Estimated Per Share NAV
On March 20, 2019, the Board established an estimated per share NAV of the Company’s common stock as of December 31, 2018, of $19.64 per share for both Class A Shares and Class T Shares. Commencing on March 26, 2019, the Company will issue Class A Shares and Class T Shares in the DRIP for $19.64 per share. Pursuant to the terms of the Company’s share redemption program, commencing on March 26, 2019, the updated estimated per share NAV of $19.64 for both Class A Shares and Class T Shares, as of December 31, 2018, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e) (f)	(e) (g) (h)	Acquired	Constructed
Real Estate Held for Investment:
Aaron’s
Arkadelphia, AR	(i)	$125	$748	$—	$873	$76	12/12/2014	2014
Academy Sports
Cartersville, GA	(i)	1,384	7,427	—	8,811	905	6/27/2014	2014
Advance Auto
Fairmont, NC	(i)	56	949	—	1,005	116	3/18/2014	2004
Hampton, VA	(i)	474	759	—	1,233	63	9/25/2015	2005
Stratford, CT	(i)	1,140	1,395	—	2,535	104	2/8/2016	2015
Aspen Dental	(i)
Rogers, AR	(i)	592	1,090	—	1,682	89	11/9/2015	2014
At Home
Pearland, TX	(i)	4,966	7,535	—	12,501	49	10/3/2018	2017
Bass Pro Shop
Portage, IN	(i)	1,400	4,044	87	5,531	475	10/22/2014	2006
BJ’s Wholesale Club
Fort Myers, FL	(i)	5,312	18,604	—	23,916	373	4/25/2018	2006
Blankenbaker Plaza
Louisville, KY	$9,894	3,557	11,430	580	15,567	1,304	10/23/2014	1999
Brynwood Square
Rockford, IL	(i)	1,194	10,515	50	11,759	1,461	10/23/2014	1983
Bob Evans
Gallipolis, OH	(i)	189	1,726	—	1,915	98	4/28/2017	1987
Hagerstown, MD	(i)	644	1,503	—	2,147	79	4/28/2017	1995
Mansfield, OH	(i)	719	983	—	1,702	63	4/28/2017	1989
Monroe, MI	(i)	477	1,514	—	1,991	80	4/28/2017	2004
Northwood, OH	(i)	231	1,738	—	1,969	93	4/28/2017	1998
Peoria, IL	(i)	205	790	—	995	40	4/28/2017	2004
Piqua, OH	(i)	416	1,359	—	1,775	82	4/28/2017	1989
Buffalo Wild Wings & Shoe Carnival
Salina, KS	(i)	689	2,023	—	2,712	248	1/26/2015	2014
Burger King
Yukon, OK	(i)	519	587	—	1,106	64	9/30/2014	2000
Burlington Coat Factory
Bangor, ME	(i)	1,124	3,890	—	5,014	463	12/22/2014	2001
Camping World
Fort Myers, FL	(i)	2,925	4,308	—	7,233	233	4/11/2017	2003
Cash & Carry
Salt Lake City, UT	(i)	687	4,270	—	4,957	109	3/2/2018	2016
CVS
Riverton, NJ	(i)	699	4,657	—	5,356	550	6/30/2014	2007
Derby Marketplace
Derby, KS	(i)	1,667	8,675	—	10,342	405	8/22/2017	2015
Dollar General
Athens, WV	(i)	400	1,132	—	1,532	126	1/16/2015	2014

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e) (f)	(e) (g) (h)	Acquired	Constructed
Dollar General (continued)
Autaugaville, AL	(i)	$130	$827	$—	$957	$87	2/26/2015	2014
Bluefield, WV	(i)	250	993	—	1,243	112	6/29/2015	2015
Braham, MN	(i)	66	906	—	972	98	10/24/2014	2014
Charleston, WV	(i)	383	963	—	1,346	107	2/27/2015	2014
Charleston, WV	(i)	361	863	—	1,224	102	6/29/2015	2015
Clarion, IA	(i)	128	860	—	988	93	10/24/2014	2014
Collinsville, AL	(i)	139	870	—	1,009	97	11/20/2014	2014
Dothan, AL	(i)	208	722	—	930	77	2/26/2015	2014
Elmwood, IL	(i)	154	808	—	962	89	9/3/2014	2012
Glouster, OH	(i)	334	986	—	1,320	109	3/24/2015	2015
Huntington, WV	(i)	293	1,023	—	1,316	100	5/15/2015	2015
Huntington, WV	(i)	278	989	—	1,267	109	9/29/2014	2014
Junction City, OH	(i)	68	823	—	891	91	9/25/2014	2014
Lineville, AL	(i)	102	1,128	—	1,230	118	2/26/2015	2014
Logansport, IN	(i)	69	942	—	1,011	121	3/31/2014	2014
Moundridge, KS	(i)	190	668	—	858	89	3/18/2014	2014
Oneonta, AL	(i)	93	917	—	1,010	102	11/20/2014	2014
Pipestone, MN	(i)	130	891	—	1,021	98	9/19/2014	2014
Ridgeley, WV	(i)	73	1,122	—	1,195	124	2/27/2015	2014
Selma, AL	(i)	18	851	—	869	89	2/26/2015	2014
Selma, AL	(i)	146	903	—	1,049	101	11/4/2014	2014
Semmes, AL	(i)	139	837	—	976	88	2/26/2015	2014
Shorter, AL	(i)	91	935	—	1,026	104	11/20/2014	2014
Sissonville, WV	(i)	344	827	—	1,171	92	3/24/2015	2015
South Charleston, WV	(i)	335	991	—	1,326	105	4/6/2015	2014
Talladega, AL	(i)	82	789	—	871	83	2/26/2015	2014
Virden, IL	(i)	65	1,111	—	1,176	117	11/14/2014	2014
Wakarusa, IN	(i)	161	1,038	—	1,199	114	9/3/2014	2012
Willard, MO	(i)	258	904	—	1,162	101	11/14/2014	2014
Wolcottville, IN	(i)	151	910	—	1,061	100	9/3/2014	2013
Duluth Trading
Denton, TX	(i)	1,018	3,671	—	4,689	64	6/28/2018	2018
Noblesville, IN	(i)	958	3,856	—	4,814	218	3/29/2017	2017
Fairlane Green II
Allen Park, MI	(i)	8,551	6,866	—	15,417	365	8/30/2017	2006
Family Dollar
Bearden, AR	(i)	86	678	—	764	67	3/23/2015	2014
Cabot, AR	(i)	220	895	—	1,115	90	2/13/2015	2014
Columbus, OH	(i)	359	1,032	—	1,391	113	2/20/2015	2014
Hobbs, NM	(i)	350	782	—	1,132	83	12/19/2014	2014
Lewiston, ME	(i)	295	1,015	—	1,310	122	2/13/2015	2014
Morgan, UT	(i)	235	858	—	1,093	107	8/18/2014	2013
New Roads, LA	(i)	122	759	—	881	75	3/23/2015	2014
Roswell, NM	(i)	379	739	—	1,118	83	9/12/2014	2014
Salina, UT	(i)	224	913	—	1,137	113	8/18/2014	2014

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e) (f)	(e) (g) (h)	Acquired	Constructed
Family Dollar (continued)
San Antonio, TX	(i)	$345	$905	$—	$1,250	$106	12/12/2014	2014
San Antonio, TX	(i)	344	1,024	—	1,368	114	2/20/2015	2014
Talladega, AL	(i)	186	968	—	1,154	104	12/12/2014	2014
Tennessee Colony, TX	(i)	89	829	—	918	92	11/21/2014	2014
Valley, AL	(i)	184	928	—	1,112	96	2/13/2015	2014
Walthourville, GA	(i)	327	952	—	1,279	98	2/13/2015	2014
Warrenville, SC	(i)	98	1,014	—	1,112	105	2/27/2015	2014
Fresh Thyme
Lafayette, IN	(i)	410	6,208	—	6,618	756	10/17/2014	2014
Ypsilanti Township, MI	(i)	1,141	7,486	—	8,627	428	2/21/2017	2016
Houma Crossing
Houma, LA	$12,264	5,359	17,574	35	22,968	2,197	9/25/2014	2008
Hy-Vee
Omaha, NE	(i)	2,225	7,020	—	9,245	375	5/15/2017	1998
Kohl's
Eagan, MN	(i)	3,226	5,579	483	9,288	436	2/18/2016	1994
Kroger
Bay City, MI	(i)	1,045	5,224	—	6,269	629	9/24/2014	2012
Lawton Marketplace
Lawton, OK	19,247	3,169	29,070	—	32,239	3,565	11/5/2014	2013
Lowe’s
Hermitage, PA	(i)	2,499	10,517	—	13,016	780	3/9/2016	1996
Mattress Firm
Draper, UT	(i)	651	1,510	—	2,161	174	12/19/2014	2014
Lake City, FL	(i)	656	1,075	—	1,731	116	12/9/2014	2014
Raleigh, NC	(i)	431	1,121	—	1,552	127	9/12/2014	2014
Natural Grocers
Heber, UT	(i)	1,074	4,637	—	5,711	145	1/10/2018	2017
O’Reilly Auto Parts
Bennettsville, SC	(i)	375	910	—	1,285	84	6/9/2015	2014
Flowood, MS	(i)	576	921	—	1,497	71	1/29/2016	2015
Iron Mountain, MI	(i)	121	1,211	—	1,332	126	11/21/2014	2014
Pick ’N Save
Waterford, WI	(i)	684	3,317	—	4,001	143	10/2/2017	1995
Waupaca, WI	(i)	2,066	7,294	—	9,360	225	12/22/2017	2001
Raising Cane’s
Murphy, TX	(i)	648	1,960	—	2,608	217	9/30/2014	2014
Reno, NV	(i)	1,119	2,174	—	3,293	236	12/18/2014	2002
Safeway
Juneau, AK	(i)	3,082	8,739	—	11,821	33	11/14/2018	1994
Shoppes of Gary Farms
Bowling Green, KY	11,206	2,039	13,730	24	15,793	1,578	11/24/2014	2013
Shops at Abilene
Abilene, TX	14,989	3,414	21,270	910	25,594	2,574	12/11/2014	2004

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e) (f)	(e) (g) (h)	Acquired	Constructed
Stop & Shop
North Kingstown, RI	(i)	$668	$998	$—	$1,666	$110	8/6/2014	1979
Sprouts
Lawrence, KS	(i)	1,957	5,515	—	7,472	198	11/27/2017	2015
Tractor Supply
Blytheville, AR	(i)	169	2,413	—	2,582	302	3/11/2015	2014
Carlyle, IL	(i)	289	2,566	—	2,855	90	11/3/2017	2017
Logan, WV	(i)	608	2,822	—	3,430	116	8/10/2017	2016
Midland, NC	(i)	213	2,317	—	2,530	281	6/20/2014	2013
Shelbyville, IL	(i)	287	2,556	—	2,843	89	11/3/2017	2017
United Oil
Carson, CA	(i)	3,774	1,892	—	5,666	204	9/30/2014	2011
Fallbrook, CA	(i)	3,037	725	—	3,762	78	9/30/2014	2012
Harbor City, CA	(i)	2,391	1,096	—	3,487	118	9/30/2014	2002
Hawthorne, CA	(i)	1,744	363	—	2,107	39	9/30/2014	2002
Lakewood, CA	(i)	2,457	1,423	—	3,880	153	9/30/2014	1997
Long Beach, CA	(i)	2,129	777	—	2,906	84	9/30/2014	2003
Los Angeles, CA	(i)	2,761	1,235	—	3,996	133	9/30/2014	1999
Los Angeles, CA	(i)	3,499	860	—	4,359	93	9/30/2014	2001
San Clemente, CA	(i)	3,447	985	—	4,432	106	9/30/2014	2003
San Diego, CA	(i)	2,002	284	—	2,286	30	9/30/2014	2006
San Diego, CA	(i)	3,633	783	—	4,416	84	9/30/2014	2009
San Diego, CA	(i)	1,767	705	—	2,472	77	9/30/2014	2014
Santa Ana, CA	(i)	2,090	598	—	2,688	64	9/30/2014	2008
Village at Chapel Hill
Douglasville, GA	(i)	2,481	10,504	60	13,045	1,278	1/27/2015	2009
Vitamin Shoppe
Taylor, MI	(i)	820	399	—	1,219	40	1/29/2015	2015
Walgreens
Baton Rouge, LA	(i)	822	4,257	—	5,079	459	9/26/2014	2006
Clinton Township, MI	$4,275	2,399	2,977	—	5,376	335	11/26/2014	2000
Delavan, WI	(i)	245	4,022	—	4,267	434	9/26/2014	2006
Edmond, OK	(i)	889	3,206	—	4,095	353	8/8/2014	2007
Greenville, OH	(i)	953	3,164	—	4,117	321	12/15/2014	2006
Harrison, AR	4,825	353	5,184	—	5,537	590	11/26/2014	2005
Houma, LA	(i)	1,343	3,100	—	4,443	335	9/26/2014	2007
Indianapolis, IN	4,675	1,238	4,734	—	5,972	541	11/26/2014	1999
Kilgore, TX	(i)	588	5,074	—	5,662	584	6/27/2014	2007
Kokomo, IN	(i)	204	3,408	—	3,612	368	9/26/2014	2006
Lees Summit, MO	4,250	1,008	4,270	—	5,278	485	11/26/2014	1997
Lubbock, TX	(i)	845	3,598	—	4,443	389	9/26/2014	2006
Richmond, IN	(i)	138	4,923	—	5,061	530	9/26/2014	2006
Salisbury, NC	(i)	920	3,246	—	4,166	351	9/26/2014	2006
San Antonio, TX	(i)	2,051	6,379	—	8,430	687	9/26/2014	2005
Siloam Springs, AR	3,900	933	4,146	—	5,079	471	11/26/2014	2007
Slidell, LA	3,075	1,557	2,714	—	4,271	310	11/26/2014	1996

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2018	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e) (f)	(e) (g) (h)	Acquired	Constructed
Walgreens (continued)
Sulphur, LA	(i)	$1,019	$2,875	$—	$3,894	$311	9/26/2014	2006
Whiteville, NC	(i)	888	3,453	—	4,341	373	9/26/2014	2007
West Marine
Chicago, IL	(i)	5,546	5,748	—	11,294	500	8/28/2015	2015
Western Crossing
Jacksonville, NC	(i)	2,507	8,370	—	10,877	344	8/18/2017	2015
Winn-Dixie
Amite, LA	(i)	286	2,297	—	2,583	375	9/30/2014	1994
	$92,600	$156,365	$451,240	$2,229	$609,834	$41,208
_____________________________________
(a) As of December 31, 2018, the Company owned 133 retail properties and eight anchored shopping centers.
(b) Consists of capital expenditures and real estate development costs, and impairment charges.
(c) The aggregate cost for federal income tax purposes was $705.9 million.
(d) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$559,836	$450,556	$424,404
Additions:
Acquisitions	63,595	109,010	25,852
Improvements	1,625	270	300
Total additions	65,220	109,280	26,152
Deductions:
Cost of real estate sold	(10,288)	—	—
Other (including provisions for impairment of real estate assets)	(4,934)	—	—
Total deductions	(15,222)	—	—
Balance, end of period	$609,834	$559,836	$450,556
(e) Gross intangible lease assets of $86.4 million and the associated accumulated amortization of $22.5 million are not reflected in the table above.
(f) Unallocated acquisition costs of $62,000 related to one property for which we had entered into a purchase agreement, but which we had not acquired as of December 31, 2018, are not reflected in the table above. Subsequent to December 31, 2018, these amounts were refunded to the Company.

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(g) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$29,777	$19,295	$10,058
Additions:
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	12,020	10,238	9,208
Improvements - Depreciation expense for tenant improvements and building equipment	608	244	29
Total additions	12,628	10,482	9,237
Deductions:
Other (including provisions for impairment of real estate assets)	(1,197)	—	—
Total deductions	(1,197)	—	—
Balance, end of period	$41,208	$29,777	$19,295
(h) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(i) Property is included in the Credit Facility’s borrowing base. As of December 31, 2018, the Company had $258.0 million outstanding under the Credit Facility.