Form 10-Q
period 2019-03-31
Cole Credit Property Trust V, Inc.
filed 2019-05-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-55437

COLE CREDIT PROPERTY TRUST V, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1958593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016	(602) 778-8700
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)
2325 East Camelback Road, 10th Floor, Phoenix, Arizona 85016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
None	None	None
As of May 6, 2019, there were approximately 14.9 million shares of Class A common stock, par value $0.01 per share, and 1.9 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$152,865	$156,365
Buildings and improvements	440,530	453,531
Intangible lease assets	83,877	86,385
Total real estate assets, at cost	677,272	696,281
Less: accumulated depreciation and amortization	(64,848)	(63,725)
Total real estate assets, net	612,424	632,556
Cash and cash equivalents	6,488	2,509
Restricted cash	410	397
Prepaid expenses, derivative assets and other assets	1,118	1,271
Rents and tenant receivables	8,316	8,065
Deferred costs, net	852	923
Assets held for sale	11,767	—
Total assets	$641,375	$645,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$348,629	$348,492
Accrued expenses and accounts payable	3,933	2,820
Due to affiliates	2,021	2,108
Intangible lease liabilities, net	3,367	3,497
Distributions payable	2,234	2,220
Derivative liabilities, deferred rental income and other liabilities	3,141	3,122
Total liabilities	363,325	362,259
Commitments and contingencies
Redeemable common stock	10,482	10,473
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 15,014,831 and 14,982,055 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	150	150
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,938,207 and 1,914,878 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	19	19
Capital in excess of par value	370,801	369,638
Accumulated distributions in excess of earnings	(101,953)	(96,485)
Accumulated other comprehensive loss	(1,449)	(333)
Total stockholders’ equity	267,568	272,989
Total liabilities, redeemable common stock and stockholders’ equity	$641,375	$645,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Rental and other property income	$13,683	$13,063
Operating expenses:
General and administrative	944	969
Property operating	811	731
Real estate tax	1,059	1,141
Advisory fees and expenses	1,512	1,446
Transaction-related	—	1
Depreciation and amortization	4,703	4,626
Total operating expenses	9,029	8,914
Loss on disposition of real estate, net	(50)	—
Operating income	4,604	4,149
Other expense:
Interest expense and other, net	(3,591)	(3,605)
Net income	$1,013	$544

Class A Common Stock:
Net income	$986	$569
Basic and diluted weighted average number of common shares outstanding	15,013,479	14,366,573
Basic and diluted net income per common share	$0.07	$0.04

Class T Common Stock:
Net income (loss)	$27	$(25)
Basic and diluted weighted average number of common shares outstanding	1,932,506	1,454,851
Basic and diluted net income (loss) per common share	$0.01	$(0.02)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$1,013	$544
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(847)	543
Amount of gain reclassified from other comprehensive income into income as interest expense and other, net	(269)	(24)
Total other comprehensive (loss) income	(1,116)	519
Total comprehensive (loss) income	$(103)	$1,063
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2019	14,982,055	$150	1,914,878	$19	$369,638	$(96,485)	$(333)	$272,989
Issuance of common stock	161,958	2	26,392	—	4,251	—	—	4,253
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,481)	—	(6,481)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(74)	—	—	(74)
Other offering costs	—	—	—	—	(94)	—	—	(94)
Distribution and stockholder servicing fees	—	—	—	—	(11)	—	—	(11)
Redemptions of common stock	(129,182)	(2)	(3,063)	—	(2,920)	—	—	(2,922)
Equity-based compensation	—	—	—	—	20	—	—	20
Changes in redeemable common stock	—	—	—	—	(9)	—	—	(9)
Comprehensive loss	—	—	—	—	—	1,013	(1,116)	(103)
Balance, March 31, 2019	15,014,831	$150	1,938,207	$19	$370,801	$(101,953)	$(1,449)	$267,568

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2018	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
Cumulative effect of accounting changes	—	—	—	—	—	(32)	32	—
Issuance of common stock	356,872	4	233,649	3	15,009	—	—	15,016
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,061)	—	(6,061)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(844)	—	—	(844)
Other offering costs	—	—	—	—	(301)	—	—	(301)
Distribution and stockholder servicing fees	—	—	—	—	(225)	—	—	(225)
Redemptions of common stock	(118,012)	(1)	—	—	(2,791)	—	—	(2,792)
Changes in redeemable common stock	—	—	—	—	(45)	—	—	(45)
Comprehensive income	—	—	—	—	—	544	519	1,063
Balance, March 31, 2018	14,480,748	$145	1,581,569	$16	$352,275	$(75,571)	$1,364	$278,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,013	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,722	4,678
Straight-line rental income, net	(312)	(235)
Amortization of deferred financing costs	209	254
Equity-based compensation	20	—
Loss on disposition of real estate assets, net	50	—
Write-off of deferred financing costs	—	148
Changes in assets and liabilities:
Rents and tenant receivables	57	298
Prepaid expenses and other assets	(360)	(66)
Accrued expenses and accounts payable	620	932
Deferred rental income and other liabilities	(672)	253
Due from affiliates	—	9
Due to affiliates	3	(225)
Net cash provided by operating activities	5,350	6,590
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(51)	(11,550)
Net proceeds from disposition of real estate assets	3,949	—
Refund of property escrow deposits	150	225
Net cash provided by (used in) investing activities	4,048	(11,325)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,322	12,179
Redemptions of common stock	(2,922)	(2,792)
Offering costs on issuance of common stock	(168)	(1,145)
Distribution and stockholder servicing fees paid	(101)	(84)
Proceeds from credit facility and notes payable	4,500	229,000
Repayments of credit facility and notes payable	(4,500)	(226,000)
Distributions to stockholders	(3,536)	(3,165)
Deferred financing costs paid	(1)	(2,769)
Net cash (used in) provided by financing activities	(5,406)	5,224
Net increase in cash and cash equivalents and restricted cash	3,992	489
Cash and cash equivalents and restricted cash, beginning of period	2,906	1,519
Cash and cash equivalents and restricted cash, end of period	$6,898	$2,008
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$6,488	$1,661
Restricted cash	410	347
Total cash and cash equivalents and restricted cash	$6,898	$2,008
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on December 12, 2012, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company operates a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of March 31, 2019, the Company owned 140 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states. As of March 31, 2019, the rentable space at these properties was 98.5% leased, including month-to-month agreements, if any.
Substantially all of the Company’s business is conducted through Cole Operating Partnership V, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole REIT Management V, LLC, a Delaware limited liability company (“CR V Management”), an affiliate of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets with multidisciplinary expertise and in-house research, acquisition, credit analysis, development, finance, leasing, and asset management capabilities headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
CCO Group, LLC owns and controls CR V Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to Cole Credit Property Trust IV, Inc. (“CCPT IV”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
On March 17, 2014, the Company commenced its initial public offering (the “Initial Offering”) on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. The Initial Offering initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”). In March 2016, the Company reclassified a portion of its unissued Class A common stock (“Class A Shares”) as Class T common stock (“Class T Shares”) and commenced sales of Class T Shares thereafter upon receipt of the required regulatory approvals. On March 29, 2016, the Company’s board of directors (the “Board”) adopted an Amended and Restated Distribution Reinvestment Plan (the “First Amended and Restated DRIP”) in connection with the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the First Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The First Amended and Restated DRIP became effective as of May 1, 2016.
On August 1, 2017, the Company commenced a follow-on offering on a “best efforts” basis (the “Follow-on Offering”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRIP”). Effective December 31, 2018, the primary portion of the Follow-On Offering was terminated, but the Company continued to issue Class A Shares and Class T Shares pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering. On March 28, 2019, the Company registered an aggregate of $68,740,000 of Class A Shares and Class T Shares under the Second Amended and Restated DRIP (collectively with the Original DRIP and the First Amended and Restated DRIP, the “DRIP”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-230566) filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “S-3 Registration Statement”), which was declared effective on April 5, 2019 (the “DRIP Offering,” and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). The Company ceased issuing shares in the Follow-on Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Follow-on Offering of $1.4 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
As of March 31, 2019, the Company had issued approximately 18.3 million shares of common stock in the Offerings, including 1.8 million shares issued in DRIP, for gross offering proceeds of $457.4 million ($409.0 million in Class A Shares and $48.4 million in Class T Shares) before organization and offering costs, selling commissions, and dealer manager fees of

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

$42.5 million. In addition, as of March 31, 2019, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $685,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.2 million.
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under National Association of Securities Dealers Conduct Rule 2340. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. On March 20, 2019, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2018, of $19.64 per share for both Class A Shares and Class T Shares. Commencing on March 26, 2019, distributions are reinvested in shares of the Company’s common stock under the Second Amended and Restated DRIP at a price of $19.64 per share for both Class A Shares and Class T Shares. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016 and December 31, 2017. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.
In connection with the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as defined in “Recent Accounting Pronouncements,” during the first quarter of fiscal year 2019, the Company is now combining rental income of $11.5 million and tenant reimbursement income of $1.6 million for the three months ended March 31, 2018 into a single line item, rental and other property income, on the condensed consolidated statements of operations.
Additionally, the Company is combining bad debt expense of $148,000 and straight-line rental income of $383,000 for the three months ended March 31, 2018 into a single line item, straight line rental income, net in the condensed consolidated statements of cash flows.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2019 or 2018. The Company’s impairment assessment as of March 31, 2019 was based on the most current information available to the Company including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. During the three months ended March 31, 2019, the Company identified one property with a carrying value of $11.8 million as held for sale, which was sold subsequent to March 31, 2019, as discussed in Note 14 — Subsequent Events. There were no assets identified as held for sale as of December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual property did not qualify for discontinued operations presentation, and, thus, the results of operations of the disposed property will remain in operating income, and any associated gains or losses from the disposition will be included in loss on disposition of real estate, net.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
All real estate acquisitions in the periods presented qualified as asset acquisitions and, as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions were capitalized and allocated to tangible and intangible assets and liabilities, as described above.
Restricted Cash
The Company had $410,000 and $397,000 in restricted cash as of March 31, 2019 and December 31, 2018, respectively. Included in restricted cash was $94,000 held by lenders in lockbox accounts as of both March 31, 2019 and December 31, 2018. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Restricted cash also included $316,000 and $303,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of March 31, 2019 and December 31, 2018, respectively.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), will be applied to these lease contracts for both types of components. The Company does not have material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, such as if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Leasing commissions subsequent to successful lease execution are capitalized.
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants, and determines their collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management at the time of evaluation.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2019 and 2018. Distributions per share are calculated based on the authorized daily distribution rate.
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
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company used the optional alternative transition method upon adoption of the new standard on January 1, 2019 and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The adoption of ASU 2016-02 has not had a material impact on the accounting treatment and disclosure of the Company’s net leases, which are the primary source of the Company’s revenues.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 is intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings. The Company has not entered into any new or redesignated hedging relationships on or after the date of adoption of ASU 2018-16; as such, the Company is currently evaluating the potential effect this new benchmark interest rate option will have on its condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new standard will have on its condensed consolidated financial statements and footnote disclosures.
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
March 31, 2019 (Unaudited) – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2019, the estimated fair value of the Company’s debt was $351.2 million, compared to a carrying value of $350.6 million. The estimated fair value of the Company’s debt was $350.7 million as of December 31, 2018, compared to a carrying value on that date of $350.6 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$407	$—	$407	$—
Financial liability:
Interest rate swap	$(1,856)	$—	$(1,856)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$832	$—	$832	$—
Financial liability:
Interest rate swap	$(1,165)	$—	$(1,165)	$—

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisitions
During the three months ended March 31, 2019, the Company did not acquire any properties.
2019 Property Dispositions
During the three months ended March 31, 2019, the Company disposed of one retail property for an aggregate gross sales price of $4.0 million, resulting in net proceeds of $3.9 million after closing costs and disposition fees due to CR V Management or its affiliates and a net loss of $50,000. The Company has no continuing involvement with the property. The loss on sale of real estate is included in loss on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of this property did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of this disposed property is reflected in the Company’s results from continuing operations for all periods presented through its respective date of disposition.
2018 Property Acquisitions
During the three months ended March 31, 2018, the Company acquired two commercial properties for an aggregate purchase price of $11.5 million (the “2018 Asset Acquisitions”), which included $391,000 of acquisition-related expenses that were capitalized. The Company funded the 2018 Acquisitions with net proceeds from the Follow-on Offering and available borrowings.
The following table summarizes the consideration transferred for the properties purchased during the three months ended March 31, 2018 (in thousands):

2018 Asset Acquisitions
Land	$1,762
Buildings and improvements	8,907
Acquired in-place leases and other intangibles (1)	793
Total purchase price	$11,462
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.3 years.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands, except weighted average life remaining):

	March 31, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $19,529 and $19,389, respectively (with a weighted average life remaining of 10.9 years and 11.1 years, respectively)	$56,461	$58,387
Acquired above-market leases, net of accumulated amortization of $2,555 and $3,128, respectively (with a weighted average life remaining of 11.4 years and 11.1 years, respectively)	5,332	5,481
Total intangible lease assets, net	$61,793	$63,868

Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $2,027 and $1,897, respectively (with a weighted average life remaining of 8.7 years and 8.9 years, respectively)	$3,367	$3,497
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
In-place lease and other intangible amortization	$1,486	$1,616
Above-market lease amortization	$149	$210
Below-market lease amortization	$130	$158
Estimated amortization related to the intangible lease assets and liabilities as of March 31, 2019 is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$4,348	$418	$365
2020	$5,617	$515	$419
2021	$5,555	$499	$401
2022	$5,359	$488	$320
2023	$5,055	$478	$308
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the three months ended March 31, 2019, the Company did not enter into any interest rate swap agreements. As of March 31, 2019, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Assets and (Liabilities) as of
		March 31, 2019				March 31, 2019	December 31, 2018
Interest Rate Swaps	Prepaid expenses, derivative assets and other assets	$141,100	3.22% to 3.49%	12/31/2015 to 1/15/2016	4/25/2019 to 2/1/2021	$407	$832
Interest Rate Swap	Derivative liabilities, deferred rental income and other liabilities	$100,000	4.45%	5/23/2018	3/28/2022	$(1,856)	$(1,165)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2019 and 2018, the amounts reclassified were gains of $269,000 and $24,000, respectively. During the next 12 months, the Company estimates that an additional $127,000 will be reclassified from other comprehensive (loss) income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $1.9 million, which includes accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2019.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2019, the Company had $348.6 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.7 years and a weighted average interest rate of 3.9%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of March 31, 2019 and December 31, 2018, and the debt activity for the three months ended March 31, 2019 (in thousands):

		During the Three Months Ended March 31, 2019
	Balance as of December 31, 2018	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of March 31, 2019
Credit facility	$258,000	$4,500	$(4,500)	$—	$258,000
Fixed rate debt	92,600	—	—	—	92,600
Total debt	350,600	4,500	(4,500)	—	350,600
Deferred costs – credit facility (2)	(1,668)	—	—	99	(1,569)
Deferred costs – fixed rate debt	(440)	—	—	38	(402)
Total debt, net	$348,492	$4,500	$(4,500)	$137	$348,629
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs related to the term portion of the Credit Facility, as defined below.
As of March 31, 2019, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $156.5 million as of March 31, 2019. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Credit Facility
The Company has a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the other lenders party thereto. The Credit Agreement allows for borrowings of up to $350.0 million (the “Credit Facility”). The Credit Facility includes $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”). The Term Loans mature on March 27, 2023 and the Revolving Loans mature on March 28, 2022; however the Company may elect to extend the maturity date of the Revolving Loans to March 28, 2023 subject to satisfying certain conditions described in the Credit Agreement.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of March 31, 2019, the amounts outstanding under the Revolving Loans totaled $38.0 million at a weighted average interest rate of 4.1%. As of March 31, 2019, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 3.8%. The Company had $258.0 million of debt outstanding under the Credit Facility as of March 31, 2019 at a weighted average interest rate of 3.8% and $92.0 million in unused capacity, subject to borrowing availability.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of March 31, 2019.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$—
2020	388
2021	68,009
2022	38,428
2023	220,448
Thereafter	23,327
Total	$350,600
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$2,931	$2,837
Distributions declared and unpaid	$2,234	$2,108
Change in accrued distribution and stockholder servicing fees	$11	$225
Accrued capital expenditures	$500	$2
Accrued deferred financing costs	$—	$10
Change in fair value of interest rate swaps	$(1,116)	$519
Supplemental Cash Flow Disclosures:
Interest paid	$3,334	$3,259
Cash paid for taxes	$20	$1

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

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
NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR V Management and certain of its affiliates in connection with the Offerings and the acquisition, management and disposition of its assets.
Selling commissions and dealer manager fees
In connection with the primary portion of the Follow-on Offering, which was terminated on December 31, 2018, CCO Capital, the Company’s dealer manager, which is affiliated with CR V Management, received selling commissions of up to 7.0% and 3.0% of gross offering proceeds from the primary portion of the Offerings for Class A Shares and Class T Shares, respectively, and before reallowance of selling commissions earned by participating broker-dealers. The Company has been advised that CCO Capital reallowed 100% of selling commissions earned to participating broker-dealers. In addition, CCO Capital received 2.0% of gross offering proceeds from the primary portion of the Offerings for both Class A Shares and Class T Shares as a dealer manager fee. CCO Capital, in its sole discretion, reallowed all or a portion of its dealer manager fee to participating broker-dealers. No selling commissions or dealer manager fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CR V Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2019, CR V Management had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. Since the primary portion of the Follow-on Offering has been terminated, these excess amounts will not be paid.
Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCO Capital a distribution and stockholder servicing fee for Class T Shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The distribution and stockholder servicing fee is paid monthly in arrears from cash flow from operations or, if the Company’s cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the offering in which such Class T Shares were purchased (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
Acquisition fees and expenses
The Company pays CR V Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Management or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, that acquisition expenses are not included in the contract purchase price of the property. Additionally, CR V Management or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses on the condensed consolidated statements of operations.
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Management, the Company pays CR V Management a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2019, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2018, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2018, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion.
Operating expenses
The Company reimburses CR V Management, or its affiliates, for the expenses they paid or incurred in connection with the advisory and administrative services provided to the Company, subject to the limitation that the Company will not reimburse CR V Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2.0% of average invested assets, or (2) 25.0% of net income excluding any additions to reserves for depreciation or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse CR V Management or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CR V Management or its affiliates receive acquisition fees, and the Company will not reimburse CR V Management for salaries and benefits paid to the Company’s executive officers.
Disposition fees
If CR V Management or its affiliates provide a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more properties (or the Company’s entire portfolio), the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Company will pay CR V Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by the Company to third parties on the sale of such property, not to exceed 1.0% of the contract price of the property sold; provided, however, in no event may the total disposition fees paid to CR V Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. In addition, if CR V Management or its affiliates provides a substantial amount of services (as determined by a majority of the Company’s independent directors) in connection with the sale of one or more assets other than properties, the Company may separately compensate CR V Management or its affiliates at such rates and in such amounts as the Board, including a majority of the Company’s independent directors, and CR V Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold.
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Selling commissions	$47	$600
Dealer manager fees	$27	$244
Other organization and offering expenses	$94	$301
Distribution and stockholder servicing fees (1)	$101	$84
Acquisition fees and expenses	$—	$277
Disposition fees	$30	$—
Advisory fees and expenses	$1,512	$1,446
Operating expenses	$311	$450
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $1.2 million and $1.3 million as of March 31, 2019 and 2018, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of March 31, 2019 and December 31, 2018, $2.0 million and $2.1 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Management, or its affiliates. The amounts are primarily for advisory fees and operating expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
March 31, 2019 (Unaudited) – (Continued)

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
Services Agreement
VEREIT Operating Partnership, L.P. (“VEREIT OP”), a former affiliated entity of the Company’s sponsor, was obligated to provide certain services to CCO Group and to the Company (the “Services Agreement”) through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by the Company, CCIT II, CCIT III, CCPT IV and/or CIM Income NAV with respect to its 2018 fiscal year) (the “Initial Services Term”), and is obligated to provide consulting and research services through December 31, 2023, as requested by CCO Group, LLC.
Prior to March 31, 2019, substantially all of the services that were provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
NOTE 12 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Cole Credit Property Trust V, Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 396,000 are available for future grant at March 31, 2019. On October 1, 2018, the Company granted awards of approximately 1,200 restricted Class A Shares to each of the independent members of the Board (approximately 3,600 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of March 31, 2019, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $20,000 for the three months ended March 31, 2019 related to these restricted Class A Shares included in general and administrative expenses on the accompanying condensed consolidated statement of operations.
As of March 31, 2019, there was $39,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.
NOTE 13 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2019, the leases had a weighted-average remaining term of 10.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

As of March 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$34,322
2020	45,279
2021	44,640
2022	43,135
2023	41,659
Thereafter	286,294
Total	$495,329
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, Topic 840, the following table summarizes the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, as of December 31, 2018 (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2019	$47,588
2020	47,108
2021	46,541
2022	44,949
2023	43,351
Thereafter	291,483
Total	$521,020
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2019 and 2018, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three months ended March 31, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Fixed rental and other property income	$12,124	$11,496
Variable rental and other property income	1,559	1,567
Total rental and other property income	$13,683	$13,063
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2019:
Redemption of Shares of Common Stock
Subsequent to March 31, 2019, the Company redeemed approximately 148,000 shares for $2.9 million at an average per share price of $19.58 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2019 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended March 31, 2019 totaling approximately 293,000 shares went unfulfilled.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019 (Unaudited) – (Continued)

Deregistration of the Offering
On March 28, 2019, the Company registered an aggregate of $68,740,000 in shares of its common stock for the DRIP Offering pursuant to a Registration Statement on Form S-3 filed with the SEC, which was declared effective on April 5, 2019. The Company ceased issuing shares in the Follow-on Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Follow-on Offering of $1.4 billion in the aggregate were subsequently deregistered. The Company continues to issue Class A Shares and Class T Shares pursuant to the DRIP Offering.
Acquisition of Real Estate Assets
Subsequent to March 31, 2019, the Company acquired one commercial property for an aggregate purchase price of $10.1 million, which was accounted for as an asset acquisition. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated financial statements for this property.
Property Dispositions
Subsequent to March 31, 2019, the Company disposed of four properties, including one property held for sale as of March 31, 2019, for a gross sales price of $26.3 million, resulting in net proceeds of $25.6 million after closing costs and disposition fees due to CR V Management or its affiliates, and a loss of approximately $474,000. The Company has no continuing involvement with these properties.
Credit Facility and Notes Payable
Subsequent to March 31, 2019, the Company entered into an interest rate swap agreement associated with $120.0 million of the Term Loans that had the effect of fixing the Eurodollar Rate per annum beginning on April 25, 2019 through March 27, 2023 at 2.25% plus an interest rate spread.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust V, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
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

•	We could be subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions, and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.

Definitions
We use certain defined terms throughout this Quarterly Report on Form 10-Q that have the following meanings:
The phrase “annualized rental income” refers to the straight-line rental revenue under our leases on operating properties owned as of the respective reporting date, which includes the effect of rent escalations and any tenant concessions, such as free rent, and excludes any contingent rent, such as percentage rent. Management uses annualized rental income as a basis for tenant, industry and geographic concentrations and other metrics within the portfolio. Annualized rental income is not indicative of future performance.
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
Following the acquisition of CCO Group, LLC in February 2018, pursuant to the Services Agreement, VEREIT OP was obligated to provide certain services to CCO Group and to us. VEREIT OP was obligated to provide such services through March 31, 2019 (or, if later, the date of the last government filing other than a tax filing made by us, CCPT IV, CCIT II, CCIT III and/or CIM Income NAV with respect to its 2018 fiscal year) and is obligated to provide consulting and research services through December 31, 2023 as requested by CCO Group, LLC.
Prior to March 31, 2019, substantially all of the services provided by VEREIT OP during the Initial Services Term, including but not limited to any advisory, dealer manager and property management services, were transitioned to, and are provided directly by, our sponsor, advisor, dealer manager or an affiliate thereof.
Effective December 31, 2018, the primary portion of the Offering was terminated, but we continued to issue Class A Shares and Class T Shares pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering. On March 28, 2019, we registered an aggregate of $68,740,000 of Class A Shares and Class T Shares for the DRIP Offering pursuant to the S-3 Registration Statement filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Follow-on Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Follow-on Offering of $1.4 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 98.5% of our rentable square feet was under lease as of March 31, 2019 (including any month-to-month agreements) with a weighted average remaining lease term of 10.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

Operating Highlights and Key Performance Indicators
2019 Activity

•	Disposed of one retail property for an aggregate sales price of $4.0 million.

•
Issued approximately 188,000 shares of common stock in the Offerings, including 132,000 shares pursuant to the DRIP, for proceeds of $4.3 million ($3.7 million in Class A Shares and $598,000 in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $160,000.

•	Total debt remained consistent at $350.6 million.
Portfolio Information
As of March 31, 2019, we owned 140 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states, which were 98.5% leased, including any month-to-month agreements, with a weighted average remaining lease term of 10.2 years. As of March 31, 2019, one of our tenants, Walgreens, accounted for 13% of our 2019 annualized rental income. As of March 31, 2019, we had certain geographic concentrations in our property holdings. In particular, as of March 31, 2019, 10 of our properties were located in Texas, accounting for 11% of our 2019 annualized rental income. In addition, we had tenants in the pharmacy, grocery, discount store and sporting goods industries, which accounted for 14%, 13%, 13% and 11%, respectively, of our 2019 annualized rental income. The following table shows the property statistics of our real estate assets as of March 31, 2019 and 2018:

	As of March 31,
	2019	2018
Number of commercial properties	140	138
Rentable square feet (in thousands) (1)	3,442	3,221
Percentage of rentable square feet leased	98.5%	98.6%
Percentage of investment-grade tenants (2)	37.2%	40.4%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Commercial properties acquired	—	2
Purchase price of acquired properties (in thousands)	$—	$11,462
Rentable square feet (in thousands) (1)	—	37
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
Comparison of the Three Months Ended March 31, 2019 and 2018
A total of 134 properties were acquired before January 1, 2018 and represent our “same store” properties during the three months ended March 31, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$13,683	$13,063	$620	$12,200	$12,456	$(256)	$1,483	$607	$876

Property operating expenses	811	731	80	682	685	(3)	129	46	83
Real estate tax expenses	1,059	1,141	(82)	1,017	1,060	(43)	42	81	(39)
Total property operating expenses	1,870	1,872	(2)	1,699	1,745	(46)	171	127	44

Net operating income	$11,813	$11,191	$622	$10,501	$10,711	$(210)	$1,312	$480	$832

General and administrative expenses	$(944)	$(969)	$25
Advisory fees and expenses	(1,512)	(1,446)	(66)
Transaction-related expenses	—	(1)	1
Depreciation and amortization	(4,703)	(4,626)	(77)
Loss on disposition of real estate, net	(50)	—	(50)
Interest expense and other, net	(3,591)	(3,605)	14
Net income	$1,013	$544	$469
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.
Net Operating Income
Same store property net operating income decreased $210,000 during the three months ended March 31, 2019, as compared to the same period in 2018. The decrease is primarily due to lower rental and other property income from decreases in same store occupancy to 98.4% from 98.6% as of March 31, 2019 and 2018, respectively. Additionally, vacancies at one same store anchored shopping center and one same store retail property accounted for a $192,000 decrease in net operating income.
Non-same store property net operating income increased $832,000 during the three months ended March 31, 2019, as compared to the same period in 2018. The increase is primarily due to the acquisition and management of four additional income-producing properties subsequent to March 31, 2018, as well as recognizing a full year of net operating income on the two properties acquired during the three months ended March 31, 2018.

General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor and escrow and trustee fees.
The decrease in general and administrative expenses of $25,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to reductions in operating expense reimbursements to our advisor during the three months ended March 31, 2019.
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
The increase in advisory fees and expenses of $66,000 during the three months ended March 31, 2019, as compared to the same period in 2018, was primarily due to an increase in our average asset value to $718.0 million for the three months ended March 31, 2019, compared to $686.0 million for the three months ended March 31, 2018.
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
Transaction-related expenses remained consistent for the three months ended March 31, 2019, compared to the same period in 2018.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $77,000 during the three months ended March 31, 2019, respectively, as compared to the same period in 2018, was primarily due to the acquisition of four additional properties subsequent to March 31, 2018, as well as recognizing a full period of depreciation and amortization expenses on two properties acquired during the three months ended March 31, 2018.
Loss on Disposition of Real Estate, net
Loss on disposition of real estate, net was $50,000 for the three months ended March 31, 2019. The loss recorded was due to the disposition of one retail property during the three months ended March 31, 2019. No dispositions occurred during the three months ended March 31, 2018.
Interest Expense and Other, Net
Interest expense and other, net remained consistent for the three months ended March 31, 2019, as compared to the same period in 2018.

Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
March 18, 2014	December 31, 2015	$0.0043150685
January 1, 2016	December 31, 2016	$0.0043032787
January 1, 2017	March 31, 2019	$0.004315068
April 1, 2019	September 30, 2019	$0.003232877
______________________
(1) Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of March 31, 2019, we had distributions payable of $2.2 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$3,536	55%	$3,165	53%
Distributions reinvested	2,931	45%	2,837	47%
Total distributions	$6,467	100%	$6,002	100%

Source of distributions:
Net cash provided by operating activities (1)	$5,350	83%	$6,002	100%
Proceeds from the issuance of debt (2)	1,117	17%	—	—
Total sources	$6,467	100%	$6,002	100%
______________________
(1) Net cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $5.4 million and $6.6 million, respectively.
(2) Includes proceeds from prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 293,000 shares for $5.7 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended March 31, 2019. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the three months ended March 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 441,000 shares, of which we redeemed approximately 148,000 shares subsequent to March 31, 2019 for $2.9 million at an average redemption price of $19.58 per share. The remaining redemption requests relating to approximately 293,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.

Liquidity and Capital Resources
General
We expect to utilize funds from proceeds from real estate dispositions, cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties. As of March 31, 2019, we had raised $457.4 million of gross proceeds from the Offerings ($409.0 million in Class A Shares and $48.4 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $42.5 million.
On March 28, 2019, we registered an aggregate of $68,740,000 in shares of its common stock for the DRIP Offering pursuant to a Registration Statement on Form S-3 filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $1.4 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
Our Credit Facility provides for borrowings of up to $350.0 million, which is comprised of $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of March 31, 2019, we had $92.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of March 31, 2019, we also had cash and cash equivalents of $6.5 million.
Short-term Liquidity and Capital Resources
We expect our operating cash flows to increase as we continue to acquire properties. On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related expenses, operating expenses, distributions to stockholders and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of March 31, 2019, we had $350.6 million of debt outstanding with a weighted average interest rate of 3.9%. See Note 7 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of March 31, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$258,000	$—	$38,000	$220,000	$—
Interest payments – credit facility (2)	38,010	9,891	19,863	8,256	—
Principal payments – fixed rate debt (3)	92,600	97	68,409	883	23,211
Interest payments – fixed rate debt (4)	12,259	3,760	5,653	2,137	709
Total	$400,869	$13,748	$131,925	$231,276	$23,920
______________________

(1)	The table does not include amounts due to CR V Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2019, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of March 31, 2019, the weighted average interest rate for the Swapped Term Loan was 3.8%. The remaining $38.0 million outstanding under the Credit Facility had a weighted average interest rate of 4.1% as of March 31, 2019.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of March 31, 2019, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 51.0% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 50.2%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through March 31, 2019 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of March 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 50.1%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported on our condensed consolidated balance sheet, to net debt as of March 31, 2019 (dollar amounts in thousands):

Balance as of March 31, 2019
Credit facility and notes payable, net	$348,629
Deferred costs and net premiums (1)	1,971
Less: Cash and cash equivalents	(6,488)
Net debt	$344,112

Gross real estate assets, net (2)	$686,905
Net debt leverage ratio	50.1%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $1.2 million for the three months ended March 31, 2019, as compared to the same period in 2018. The change was primarily due to a net decrease in the changes in working capital accounts of $1.6 million, offset by an increase in net income of $469,000. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $15.4 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase resulted primarily from a decrease in real estate investments of $11.5 million and the disposal of one retail property, which resulted in net proceeds from dispositions of real estate of $3.9 million during the three months ended March 31, 2019, as compared to the same period in 2018.
Financing Activities. Net cash used in financing activities increased $10.6 million for the three months ended March 31, 2019, as compared to the same period in 2018. The change was primarily due to a decrease in proceeds from the Offerings of $9.9 million and a decrease in net proceeds from debt of $3.0 million, offset by a decrease in deferring financing costs paid of $2.8 million.
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
Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2018. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2018 and related notes thereto.

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
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT II, a director of CCIT III, CCPT IV and CIM Income NAV, and president and treasurer of CR V Management. One of our directors, Richard S. Ressler, who is also a founder and principal of CIM and is an officer/director of certain of its affiliates, serves as the chairman of the board of CCIT III, CCPT IV and CIM Income NAV and as a director of CCIT II, and is a vice president of CR V Management. One of our independent directors, Calvin E. Hollis, also serves as an independent director of CCIT II. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CR V Management and is an officer of certain of its affiliates. In addition, affiliates of CR V Management act as an advisor to CCPT IV, CCIT II, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CR V Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR V Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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

Interest Rate Risk
As of March 31, 2019, we had an aggregate balance of $38.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $190,000 per annum.
As of March 31, 2019, we had three interest rate swap agreements outstanding, which mature on various dates from April 2019 through March 2022, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative liability of $1.4 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2019, an increase of 50 basis points in interest rates would result in a derivative asset of $124,000, representing a $1.6 million net increase to the fair value of the net derivative asset. A decrease of 50 basis points would result in a derivative liability of $3.0 million, representing a $1.6 million net decrease to the fair value of the net derivative asset.
As the information presented above includes only those exposures that existed as of March 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31, 2019		Year Ended December 31, 2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$3,536	55%	$13,464	53%
Distributions reinvested	2,931	45%	11,732	47%
Total distributions	$6,467	100%	$25,196	100%

Source of distributions:
Net cash provided by operating activities (1)	$5,350	83%	$23,073	92%
Proceeds from the issuance of debt (2)	1,117	17%	2,123	8%
Total sources	$6,467	100%	$25,196	100%
______________________
(1) Net cash provided by operating activities for the three months ended March 31, 2019 and the year ended December 31, 2018 was $5.4 million and $23.1 million, respectively.
(2) Includes proceeds from prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of March 31, 2019, we had issued approximately 18.3 million shares of our common stock in the Offerings for gross offering proceeds of $457.4 million ($409.0 million in Class A Shares and $48.4 million in Class T Shares, including shares pursuant to the DRIP), before organization and offering costs, selling commissions and dealer manager fees of $42.5 million, out of which we paid $33.3 million in selling commissions and dealer manager fees and $9.2 million in organization and offering costs to CR V Management or its affiliates. In addition, we pay our dealer manager a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offerings. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we have acquired $703.2 million in real estate and related assets, inclusive of capitalized acquisition costs, and incurred $17.2 million of acquisition-related expenses.
On August 1, 2017, the Registration Statement on Form S-11 (Registration No. 333-215274) for the Follow-on Offering of an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated DRIP was declared effective by the SEC. Effective December 31, 2018, the primary portion of the Follow-on Offering was terminated, but we continued to issue Class A Shares and Class T Shares pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering. On March 28, 2019, we registered an aggregate of $68,740,000 of Class A Shares and Class T Shares for the DRIP Offering pursuant to the S-3 Registration Statement filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Follow-on Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Follow-on Offering of $1.4 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 293,000 shares for $5.7 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended March 31, 2019. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. The estimated per share NAV of $19.64 determined by our Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective March 26, 2019, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 – January 31, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
February 1, 2019 – February 28, 2019
Class A Shares	129,182	$22.10	129,182	(1)
Class T Shares	3,063	$21.83	3,063	(1)
March 1, 2019 – March 31, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	132,245		132,245	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-230566), filed March 28, 2019).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 13, 2019