Form 10-Q
period 2019-06-30
Cole Credit Property Trust V, Inc.
filed 2019-08-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2019, there were approximately 14.9 million shares of Class A common stock, par value $0.01 per share, and 2.0 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$152,787	$156,365
Buildings and improvements	433,823	453,531
Intangible lease assets	91,547	86,385
Total real estate assets, at cost	678,157	696,281
Less: accumulated depreciation and amortization	(66,691)	(63,725)
Total real estate assets, net	611,466	632,556
Cash and cash equivalents	1,601	2,509
Restricted cash	329	397
Prepaid expenses, derivative assets and other assets	547	1,271
Rents and tenant receivables	8,740	8,065
Deferred costs, net	792	923
Assets held for sale	4,065	—
Total assets	$627,540	$645,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$340,732	$348,492
Accrued expenses and accounts payable	3,115	2,820
Due to affiliates	1,845	2,108
Intangible lease liabilities, net	3,200	3,497
Distributions payable	1,613	2,220
Derivative liabilities, deferred rental income and other liabilities	7,094	3,122
Total liabilities	357,599	362,259
Commitments and contingencies
Redeemable common stock	9,991	10,473
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,994,219 and 14,982,055 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	150	150
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,947,623 and 1,914,878 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	19	19
Capital in excess of par value	371,090	369,638
Accumulated distributions in excess of earnings	(105,391)	(96,485)
Accumulated other comprehensive loss	(5,918)	(333)
Total stockholders’ equity	259,950	272,989
Total liabilities, redeemable common stock and stockholders’ equity	$627,540	$645,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental and other property income	$13,652	$13,585	$27,335	$26,648
Operating expenses:
General and administrative	1,016	1,267	1,960	2,236
Property operating	841	561	1,652	1,292
Real estate tax	1,038	1,194	2,097	2,335
Advisory fees and expenses	1,568	1,573	3,080	3,019
Transaction-related	1	134	1	135
Depreciation and amortization	4,661	4,654	9,364	9,280
Total operating expenses	9,125	9,383	18,154	18,297
Gain on disposition of real estate, net	585	—	535	—
Operating income	5,112	4,202	9,716	8,351
Other expense:
Interest expense and other, net	(3,642)	(3,333)	(7,233)	(6,938)
Net income	$1,470	$869	$2,483	$1,413

Class A Common Stock:
Net income	$1,368	$867	$2,354	$1,438
Basic and diluted weighted average number of common shares outstanding	14,997,938	14,552,026	15,005,665	14,459,812
Basic and diluted net income per common share	$0.09	$0.06	$0.16	$0.10

Class T Common Stock:
Net income (loss)	$102	$2	$129	$(25)
Basic and diluted weighted average number of common shares outstanding	1,945,068	1,662,512	1,938,822	1,559,255
Basic and diluted net income (loss) per common share	$0.05	$0.00	$0.07	$(0.02)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1,470	$869	$2,483	$1,413
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(4,372)	(174)	(5,219)	369
Amount of gain reclassified from other comprehensive income into income as interest expense and other, net	(97)	(49)	(366)	(73)
Total other comprehensive (loss) income	(4,469)	(223)	(5,585)	296
Total comprehensive (loss) income	$(2,999)	$646	$(3,102)	$1,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	14,982,055	$150	1,914,878	$19	$369,638	$(96,485)	$(333)	$272,989
Issuance of common stock	161,958	2	26,392	—	4,251	—	—	4,253
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,481)	—	(6,481)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(74)	—	—	(74)
Other offering costs	—	—	—	—	(94)	—	—	(94)
Distribution and stockholder servicing fees	—	—	—	—	(11)	—	—	(11)
Redemptions of common stock	(129,182)	(2)	(3,063)	—	(2,920)	—	—	(2,922)
Equity-based compensation	—	—	—	—	20	—	—	20
Changes in redeemable common stock	—	—	—	—	(9)	—	—	(9)
Comprehensive income (loss)	—	—	—	—	—	1,013	(1,116)	(103)
Balance as of March 31, 2019	15,014,831	$150	1,938,207	$19	$370,801	$(101,953)	$(1,449)	$267,568
Issuance of common stock	108,657	1	14,990	—	2,426	—	—	2,427
Distributions declared on common stock – $0.29 per common share	—	—	—	—	—	(4,908)	—	(4,908)
Other offering costs	—	—	—	—	(20)	—	—	(20)
Distribution and stockholder servicing fees	—	—	—	—	11	—	—	11
Redemptions of common stock	(143,513)	(1)	(5,574)	—	(2,918)	—	—	(2,919)
Equity-based compensation	—	—	—	—	19	—	—	19
Equity-based payment to advisor	14,244	—	—	—	280	—	—	280
Changes in redeemable common stock	—	—	—	—	491	—	—	491
Comprehensive income (loss)	—	—	—	—	—	1,470	(4,469)	(2,999)
Balance as of June 30, 2019	14,994,219	$150	1,947,623	$19	$371,090	$(105,391)	$(5,918)	$259,950

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited) – (Continued)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2018	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
Cumulative effect of accounting changes	—	—	—	—	—	(32)	32	—
Issuance of common stock	356,872	4	233,649	3	15,009	—	—	15,016
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,061)	—	(6,061)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(844)	—	—	(844)
Other offering costs	—	—	—	—	(301)	—	—	(301)
Distribution and stockholder servicing fees	—	—	—	—	(225)	—	—	(225)
Redemptions of common stock	(118,012)	(1)	—	—	(2,791)	—	—	(2,792)
Changes in redeemable common stock	—	—	—	—	(45)	—	—	(45)
Comprehensive income	—	—	—	—	—	544	519	1,063
Balance as of March 31, 2018	14,480,748	$145	1,581,569	$16	$352,275	$(75,571)	$1,364	$278,229
Issuance of common stock	260,762	2	152,931	1	9,501	—	—	9,504
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,268)	—	(6,268)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(448)	—	—	(448)
Other offering costs	—	—	—	—	(189)	—	—	(189)
Distribution and stockholder servicing fees	—	—	—	—	(127)	—	—	(127)
Redemptions of common stock	(127,433)	(1)	(792)	—	(2,811)	—	—	(2,812)
Changes in redeemable common stock	—	—	—	—	(143)	—	—	(143)
Comprehensive income (loss)	—	—	—	—	—	869	(223)	646
Balance as of June 30, 2018	14,614,077	$146	1,733,708	$17	$358,058	$(80,970)	$1,141	$278,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,483	$1,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9,356	9,439
Straight-line rental income, net	(756)	(776)
Amortization of deferred financing costs	421	461
Equity-based compensation	39	—
Equity-based payment to advisor	280	—
Gain on disposition of real estate assets, net	(535)	—
Write-off of deferred financing costs	—	148
Changes in assets and liabilities:
Rents and tenant receivables	28	306
Prepaid expenses and other assets	(85)	236
Accrued expenses and accounts payable	302	426
Deferred rental income and other liabilities	(892)	354
Due from affiliates	—	14
Due to affiliates	(73)	76
Net cash provided by operating activities	10,568	12,097
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(25,975)	(44,322)
Net proceeds from disposition of real estate assets	33,866	—
Payment of property escrow deposits	—	(325)
Refund of property escrow deposits	150	550
Net cash provided by (used in) investing activities	8,041	(44,097)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,321	18,728
Redemptions of common stock	(5,841)	(5,604)
Offering costs on issuance of common stock	(188)	(1,782)
Distribution and stockholder servicing fees paid	(190)	(173)
Proceeds from credit facility and notes payable	28,500	263,500
Repayments of credit facility and notes payable	(36,500)	(233,000)
Distributions to stockholders	(6,637)	(6,503)
Deferred financing costs paid	(50)	(2,789)
Net cash (used in) provided by financing activities	(19,585)	32,377
Net (decrease) increase in cash and cash equivalents and restricted cash	(976)	377
Cash and cash equivalents and restricted cash, beginning of period	2,906	1,519
Cash and cash equivalents and restricted cash, end of period	$1,930	$1,896
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$1,601	$1,528
Restricted cash	329	368
Total cash and cash equivalents and restricted cash	$1,930	$1,896
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on December 12, 2012, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company operates a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of June 30, 2019, the Company owned 148 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states. As of June 30, 2019, the rentable space at these properties was 96.7% leased, including month-to-month agreements, if any.
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
As of June 30, 2019, the Company had issued approximately 18.4 million shares of common stock in the Offerings, including 1.9 million shares issued in the DRIP, for gross offering proceeds of $459.9 million ($411.1 million in Class A Shares and $48.8 million in Class T Shares) before organization and offering costs, selling commissions, and dealer manager fees of

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

$42.5 million. In addition, as of June 30, 2019, the Company paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $774,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $1.1 million.
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
The Company combined rental income of $11.8 million and tenant reimbursement income of $1.8 million for the three months ended June 30, 2018, and rental income of $23.3 million and tenant reimbursement income of $3.3 million for the six months ended June 30, 2018, into a single financial statement line item, rental and other property income, in the condensed consolidated statements of operations for the three and six months ended June 30, 2018.
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
June 30, 2019 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2019 or 2018. The Company’s impairment assessment as of June 30, 2019 was based on the most current information available to the Company including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of June 30, 2019, the Company identified one property with a carrying value of $4.1 million as held for sale, which was sold subsequent to June 30, 2019, as discussed in Note 14 — Subsequent Events. There were no assets identified as held for sale as of December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of the Company’s individual property did not qualify for discontinued operations presentation, and, thus, the results of operations of the disposed property will remain in operating income, and any associated gains or losses from the disposition will be included in gain on disposition of real estate, net.
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
June 30, 2019 (Unaudited) – (Continued)

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
Restricted Cash
The Company had $329,000 and $397,000 in restricted cash as of June 30, 2019 and December 31, 2018, respectively. Included in restricted cash was $329,000 and $303,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of June 30, 2019 and December 31, 2018, respectively. Restricted cash also included $94,000 held by lenders in lockbox accounts as of December 31, 2018. There were no such amounts held as of June 30, 2019. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), has been applied to these lease contracts for both types of components. The Company does not have material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, including if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
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
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the condensed consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management at the time of evaluation. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2019 or 2018. Distributions per share are calculated based on the authorized daily distribution rate.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
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
June 30, 2019 (Unaudited) – (Continued)

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
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings, including one interest rate swap agreement entered into since the date of adoption of ASU 2018-16. The Company is evaluating the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.
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
June 30, 2019 (Unaudited) – (Continued)

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2019, the estimated fair value of the Company’s debt was $344.3 million, compared to a carrying value of $342.6 million. The estimated fair value of the Company’s debt was $350.7 million as of December 31, 2018, compared to a carrying value on that date of $350.6 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$111	$—	$111	$—
Financial liabilities:
Interest rate swaps	$(6,029)	$—	$(6,029)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$832	$—	$832	$—
Financial liability:
Interest rate swap	$(1,165)	$—	$(1,165)	$—

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisitions
During the six months ended June 30, 2019, the Company acquired 13 commercial properties for an aggregate purchase price of $25.3 million (the “2019 Asset Acquisitions”), which includes $777,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with proceeds from real estate dispositions during the six months ended June 30, 2019.
The following table summarizes the purchase price allocation for the 2019 Asset Acquisitions purchased during the six months ended June 30, 2019 (in thousands):

2019 Asset Acquisitions
Land	$4,163
Buildings and improvements	10,465
Acquired in-place leases and other intangibles (1)	10,703
Total purchase price	$25,331
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 20.0 years.
2019 Property Dispositions
During the six months ended June 30, 2019, the Company disposed of five retail properties and one anchored shopping center for an aggregate gross sales price of $34.8 million, resulting in net proceeds of $33.9 million after closing costs and disposition fees due to CR V Management or its affiliates and a net gain of $535,000. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties does not qualify to be reported as discontinued operations since the dispositions do not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.
2018 Property Acquisitions
During the six months ended June 30, 2018, the Company acquired four commercial properties for an aggregate purchase price of $43.8 million (the “2018 Asset Acquisitions”), which included $1.3 million of acquisition-related expenses that were capitalized. The Company funded the 2018 Asset Acquisitions with net proceeds from the Follow-on Offering and available borrowings.
The following table summarizes the consideration transferred for the properties purchased during the six months ended June 30, 2018 (in thousands):

2018 Asset Acquisitions
Land	$9,111
Buildings and improvements	30,282
Acquired in-place leases and other intangibles (1)	4,614
Intangible lease liabilities (2)	(183)
Total purchase price	$43,824
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 17.4 years.
(2) The weighted average amortization period for the acquired intangible lease liabilities was 14.9 years.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	June 30, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $20,125 and $19,389, respectively (with a weighted average life remaining of 11.8 years and 11.1 years, respectively)	$63,535	$58,387
Acquired above-market leases, net of accumulated amortization of $2,697 and $3,128, respectively (with a weighted average life remaining of 11.2 years and 11.1 years, respectively)	5,190	5,481
Total intangible lease assets, net	$68,725	$63,868
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $2,118 and $1,897, respectively (with a weighted average life remaining of 8.6 years and 8.9 years, respectively)	$3,200	$3,497
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
In-place lease and other intangible amortization	$1,546	$1,502	$3,032	$3,118
Above-market lease amortization	$141	$252	$290	$462
Below-market lease amortization	$168	$145	$298	$303
As of June 30, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$3,061	$277	$231
2020	5,958	515	411
2021	5,896	499	392
2022	5,702	488	312
2023	5,400	478	300
Thereafter	37,518	2,933	1,554
Total	$63,535	$5,190	$3,200

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the six months ended June 30, 2019, one of the Company’s interest rate swaps matured. Additionally, the Company entered into one interest rate swap agreement during the six months ended June 30, 2019. As of June 30, 2019, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Asset and (Liabilities) as of
		June 30, 2019				June 30, 2019	December 31, 2018
Interest Rate Swap	Prepaid expenses, derivative assets and other assets	$21,100	3.49%	1/15/2016	2/1/2021	$111	$832
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$220,000	3.90% to 4.45%	5/23/2018 to 4/25/2019	3/28/2022 to 3/27/2023	$(6,029)	$(1,165)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2019, the amount of gains reclassified from other comprehensive income as a decrease to interest expense was $97,000 and $366,000, respectively. For the three and six months ended June 30, 2018, the amount of gains reclassified from other comprehensive income as a decrease to interest expense was $49,000 and $73,000, respectively. During the next 12 months, the Company estimates that an additional $1.3 million will be reclassified from other comprehensive (loss) income as a decrease to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities in its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $6.1 million, which includes accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2019.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2019, the Company had $340.7 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.4 years and a weighted average interest rate of 4.1%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of June 30, 2019 and December 31, 2018, and the debt activity for the six months ended June 30, 2019 (in thousands):

		During the Six Months Ended June 30, 2019
	Balance as of December 31, 2018	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of June 30, 2019
Credit facility	$258,000	$28,500	$(36,500)	$—	$250,000
Fixed rate debt	92,600	—	—	—	92,600
Total debt	350,600	28,500	(36,500)	—	342,600
Deferred costs – credit facility (2)	(1,668)	(36)	—	200	(1,504)
Deferred costs – fixed rate debt	(440)	(1)	—	77	(364)
Total debt, net	$348,492	$28,463	$(36,500)	$277	$340,732
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs related to the term portion of the Credit Facility, as defined below.
As of June 30, 2019, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $156.5 million as of June 30, 2019. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of June 30, 2019, the amounts outstanding under the Revolving Loans totaled $30.0 million at a weighted average interest rate of 4.1%. As of June 30, 2019, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 4.1%. The Company had $250.0 million of debt outstanding under the Credit Facility as of June 30, 2019 at a weighted average interest rate of 4.1% and $100.0 million in unused capacity, subject to borrowing availability.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of June 30, 2019.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$—
2020	388
2021	68,009
2022	30,428
2023	220,448
Thereafter	23,327
Total	$342,600
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$5,359	$5,792
Distributions declared and unpaid	$1,613	$2,083
Change in accrued distribution and stockholder servicing fees	$(11)	$352
Accrued capital expenditures	$—	$494
Accrued deferred financing costs	$—	$13
Change in fair value of interest rate swaps	$(5,585)	$296
Supplemental Cash Flow Disclosures:
Interest paid	$6,796	$6,394
Cash paid for taxes	$44	$12
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
June 30, 2019 (Unaudited) – (Continued)

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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CR V Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2019, CR V Management had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. Since the Follow-on Offering has been terminated, these excess amounts will not be paid.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Acquisition fees and expenses
The Company pays CR V Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Management or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, that acquisition expenses are not included in the contract purchase price of the property. Additionally, CR V Management or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses in the condensed consolidated statements of operations.
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Management, the Company pays CR V Management a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2019, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2018, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2018, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. Starting May 2019, one-third of this fee is paid to CR V Management in Class A Shares, which are issued at the most recently established NAV price of $19.64. During both the three and six months ended June 30, 2019, approximately 14,000 Class A Shares were issued for payment of advisory fees, which vested upon issuance, totaling $280,000 in equity-based payments included in advisory fees and expenses in the condensed consolidated statements of operations.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Selling commissions	$—	$317	$47	$917
Dealer manager fees	$—	$131	$27	$375
Other organization and offering expenses	$20	$189	$114	$490
Distribution and stockholder servicing fees (1)	$89	$89	$190	$173
Acquisition fees and expenses	$614	$921	$614	$1,198
Disposition fees	$252	$—	$282	$—
Advisory fees and expenses	$1,568	$1,573	$3,080	$3,019
Operating expenses	$408	$688	$719	$1,138
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $1.1 million and $1.3 million as of June 30, 2019 and 2018, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of June 30, 2019 and December 31, 2018, $1.8 million and $2.1 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CR V Management, or its affiliates. The amounts are primarily for operating fees and expenses and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

NOTE 12 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Cole Credit Property Trust V, Inc. 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 396,000 are available for future grant as of June 30, 2019. On October 1, 2018, the Company granted awards of approximately 1,200 restricted Class A Shares to each of the independent members of the Board (approximately 3,600 restricted shares in aggregate) under the Plan, which fully vest on October 1, 2019 based on one year of continuous service. As of June 30, 2019, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $19,000 and $39,000 for the three and six months ended June 30, 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2019, there was $20,000 of total unrecognized compensation expense related to these restricted Class A Shares, which will be recognized ratably over the remaining period of service prior to October 1, 2019.
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
As of June 30, 2019, the leases had a weighted-average remaining term of 10.5 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$23,037
2020	45,783
2021	45,193
2022	43,689
2023	42,213
Thereafter	306,191
Total	$506,106

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019 (Unaudited) – (Continued)

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
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2019 and 2018, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and six months ended June 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed rental and other property income	$11,867	$11,798	$23,991	$23,294
Variable rental and other property income	1,785	1,787	3,344	3,354
Total rental and other property income	$13,652	$13,585	$27,335	$26,648
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2019:
Redemption of Shares of Common Stock
Subsequent to June 30, 2019, the Company redeemed approximately 123,000 shares for $2.4 million at an average per share price of $19.59 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2019 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended June 30, 2019 totaling approximately 930,000 shares went unfulfilled.
Acquisition of Real Estate Assets
Subsequent to June 30, 2019, the Company acquired one commercial property for an aggregate purchase price of $5.3 million. The Company has not completed its initial purchase price allocation with respect to this property and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these condensed consolidated financial statements for this property.
Property Dispositions
Subsequent to June 30, 2019, the Company disposed of one commercial property for a gross sales price of $4.4 million, resulting in net proceeds of $4.2 million after closing costs and disposition fees due to CR V Management or its affiliates, and a gain of approximately $151,000. The Company has no continuing involvement with this property.

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
The following are some, but not all, of the assumptions, risks, uncertainties and other factors that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.

•	We are subject to risks associated with tenant, geographic and industry concentrations with respect to our properties.

•	Our properties, intangible assets and other assets may be subject to impairment charges.

•	We could be subject to unexpected costs or unexpected liabilities that may arise from dispositions.

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.

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
Overview
We were formed on December 12, 2012 and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced our principal operations on March 18, 2014, when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 110,000 shares of our common stock in the Initial Offering. We have no paid employees and are externally managed and operated by CR V Management. CIM indirectly owns and/or controls CR V Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 96.7% of our rentable square feet was under lease as of June 30, 2019 (including any month-to-month agreements) with a weighted average remaining lease term of 10.5 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2019 Activity

•	Disposed of five retail properties and one anchored shopping center for an aggregate sales price of $34.8 million.

•
Issued approximately 312,000 shares of common stock in the Offerings, including 256,000 shares pursuant to the DRIP, for proceeds of $6.7 million ($5.8 million in Class A Shares and $892,000 in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $180,000.

•	Total debt decreased by $8.0 million, from $350.6 million to $342.6 million.

Portfolio Information
As of June 30, 2019, we owned 148 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states, which were 96.7% leased, including any month-to-month agreements, with a weighted average remaining lease term of 10.5 years. As of June 30, 2019, one of our tenants, Walgreens, accounted for 11% of our 2019 annualized rental income. As of June 30, 2019, we had certain geographic concentrations in our property holdings. In particular, as of June 30, 2019, 21 of our properties were located in Texas, accounting for 13% of our 2019 annualized rental income. In addition, we had tenants in the grocery, discount store, pharmacy and sporting goods industries, which accounted for 13%, 13%, 11% and 11%, respectively, of our 2019 annualized rental income. The following table shows the property statistics of our real estate assets as of June 30, 2019 and 2018:

	As of June 30,
	2019	2018
Number of commercial properties	148	140
Rentable square feet (in thousands) (1)	3,415	3,359
Percentage of rentable square feet leased	96.7%	98.5%
Percentage of investment-grade tenants (2)	34.8%	39.0%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Commercial properties acquired	13	2	13	4
Purchase price of acquired properties (in thousands)	$25,331	$32,362	$25,331	$43,824
Rentable square feet of acquired properties (in thousands) (1)	94	138	94	175
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
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

Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income (“NOI”), from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. NOI is a supplemental non-GAAP financial measure of a real estate company’s operating performance. NOI is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define NOI as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) advisory fees, and (c) transaction-related expenses. Our NOI may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.
Comparison of the Three Months Ended June 30, 2019 and 2018
A total of 131 properties were acquired before April 1, 2018 and represent our “same store” properties during the three months ended June 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after April 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$13,652	$13,585	$67	$12,223	$12,067	$156	$1,429	$1,518	$(89)

Property operating expenses	841	561	280	786	495	291	55	66	(11)
Real estate tax expenses	1,038	1,194	(156)	1,015	1,045	(30)	23	149	(126)
Total property operating expenses	1,879	1,755	124	1,801	1,540	261	78	215	(137)

Net operating income	$11,773	$11,830	$(57)	$10,422	$10,527	$(105)	$1,351	$1,303	$48

General and administrative expenses	$(1,016)	$(1,267)	$251
Advisory fees and expenses	(1,568)	(1,573)	5
Transaction-related expenses	(1)	(134)	133
Depreciation and amortization	(4,661)	(4,654)	(7)
Gain on disposition of real estate, net	585	—	585
Interest expense and other, net	(3,642)	(3,333)	(309)
Net income	$1,470	$869	$601
______________________

(1)	Includes income from properties disposed of subsequent to April 1, 2018.
Net Operating Income
Same store property net operating income decreased $105,000 during the three months ended June 30, 2019, as compared to the same period in 2018. The decrease was primarily due to the decrease in same store occupancy to 96.2% as of June 30, 2019 from 98.6% as of June 30, 2018, including a vacancy at one same store retail property due to bankruptcy.
Non-same store property net operating income increased $48,000 during the three months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily due to the acquisition and management of 15 additional income-producing properties subsequent to June 30, 2018, as well as recognizing a full year of net operating income on the two properties acquired during the three months ended June 30, 2018, offset by the disposition of seven properties subsequent to June 30, 2018.

General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, accounting and professional fees and transfer agent fees.
The decrease in general and administrative expenses of $251,000 during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to reductions in operating expense reimbursements to our advisor during the three months ended June 30, 2019.
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
Advisory fees and expenses remained consistent for the three months ended June 30, 2019, compared to the same period in 2018.
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
The decrease in transaction-related expenses of $133,000 during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in advisor reimbursement expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses remained consistent for the three months ended June 30, 2019, compared to the same period in 2018.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $585,000 for the three months ended June 30, 2019. The gain recorded was due to the disposition of five retail properties and one anchored shopping center during the three months ended June 30, 2019. No dispositions occurred during the three months ended June 30, 2018.
Interest Expense and Other, Net
The increase in interest expense and other, net of $309,000 during the three months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an increase in the weighted average interest rate from 3.9% as of June 30, 2018, to 4.1% as of June 30, 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018
A total of 129 properties were acquired before January 1, 2018 and represent our “same store” properties during the six months ended June 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$27,335	$26,648	$687	$23,514	$23,665	$(151)	$3,821	$2,983	$838

Property operating expenses	1,652	1,292	360	1,503	1,136	367	149	156	(7)
Real estate tax expenses	2,097	2,335	(238)	1,973	2,053	(80)	124	282	(158)
Total property operating expenses	3,749	3,627	122	3,476	3,189	287	273	438	(165)

Net operating income	$23,586	$23,021	$565	$20,038	$20,476	$(438)	$3,548	$2,545	$1,003

General and administrative expenses	$(1,960)	$(2,236)	$276
Advisory fees and expenses	(3,080)	(3,019)	(61)
Transaction-related expenses	(1)	(135)	134
Depreciation and amortization	(9,364)	(9,280)	(84)
Gain on disposition of real estate, net	535	—	535
Interest expense and other, net	(7,233)	(6,938)	(295)
Net income	$2,483	$1,413	$1,070
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.
Net Operating Income
Same store property net operating income decreased $438,000 during the six months ended June 30, 2019, as compared to the same period in 2018. The decrease was primarily due to the decrease in same store occupancy to 96.2% as of June 30, 2019 from 98.6% as of June 30, 2018. Additionally, vacancies at one same store anchored shopping center and one same store retail property accounted for a $161,000 decrease in net operating income.
Non-same store property net operating income increased $1.0 million during the six months ended June 30, 2019, as compared to the same period in 2018. The increase is primarily due to the acquisition and management of 15 additional income-producing properties subsequent to June 30, 2018, as well as recognizing a full year of net operating income on the four properties acquired during the six months ended June 30, 2018, offset by the disposition of seven properties subsequent to June 30, 2018.
General and Administrative Expenses
The primary general and administrative expense items are operating expense reimbursements to our advisor, professional and accounting fees and board of directors costs.
The decrease in general and administrative expenses of $276,000 during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to reductions in operating expense reimbursements to our advisor during the six months ended June 30, 2019.
Advisory Fees and Expenses
Advisory fees and expenses remained consistent for the six months ended June 30, 2019, compared to the same period in 2018.
Transaction-Related Fees and Expenses
The decrease in transaction-related expenses of $134,000 during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in advisor reimbursement expenses.

Depreciation and Amortization Expenses
Depreciation and amortization expenses remained consistent for the six months ended June 30, 2019, compared to the same period in 2018.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $535,000 for the six months ended June 30, 2019. The gain recorded was due to the disposition of five retail properties and one anchored shopping center during the six months ended June 30, 2019. No dispositions occurred during the six months ended June 30, 2018.
Interest Expense and Other, Net
The increase in interest expense and other, net of $295,000 during the six months ended June 30, 2019, as compared to the same period in 2018, was primarily due to an increase in our average outstanding debt balance to $343.1 million for the six months ended June 30, 2019, as compared to $325.9 million for the six months ended June 30, 2018.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
March 18, 2014	December 31, 2015	$0.0043150685
January 1, 2016	December 31, 2016	$0.0043032787
January 1, 2017	March 31, 2019	$0.004315068
April 1, 2019	December 31, 2019	$0.003232877
______________________
(1) Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of June 30, 2019, we had distributions payable of $1.6 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$6,637	55%	$6,503	53%
Distributions reinvested	5,359	45%	5,792	47%
Total distributions	$11,996	100%	$12,295	100%

Source of distributions:
Net cash provided by operating activities (1)	$10,568	88%	$12,097	98%
Proceeds from the issuance of debt (2)	1,428	12%	198	2%
Total sources	$11,996	100%	$12,295	100%
______________________
(1) Net cash provided by operating activities for the six months ended June 30, 2019 and 2018 was $10.6 million and $12.1 million, respectively.
(2) Includes proceeds from prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 930,000 shares for $18.2 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended June 30, 2019. Management, in its discretion, limited the amount of shares redeemed to an amount equal to the net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the six months ended June 30, 2019, we received valid redemption requests under our share redemption program totaling approximately 1.5 million shares, of which we redeemed 149,000 shares as of June 30, 2019 for $2.9 million (at an average redemption price of $19.58 per share) and approximately 123,000 shares subsequent to June 30, 2019 for $2.4 million at an average redemption price of $19.59 per share. The remaining redemption requests relating to approximately 1.2 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties. As of June 30, 2019, we had raised $459.9 million of gross proceeds from the Offerings ($411.1 million in Class A Shares and $48.8 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $42.5 million.
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
Our Credit Facility provides for borrowings of up to $350.0 million, which is comprised of $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of June 30, 2019, we had $100.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of June 30, 2019, we also had cash and cash equivalents of $1.6 million.
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
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on our Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the Offerings or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to our stockholders.
Contractual Obligations
As of June 30, 2019, we had $342.6 million of debt outstanding with a weighted average interest rate of 4.1%. See Note 7 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of June 30, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$250,000	$—	$30,000	$220,000	$—
Interest payments – credit facility (2)	37,105	10,222	20,211	6,672	—
Principal payments – fixed rate debt (3)	92,600	192	68,418	893	23,097
Interest payments – fixed rate debt (4)	11,324	3,758	4,990	2,127	449
Total	$391,029	$14,172	$123,619	$229,692	$23,546
______________________

(1)	The table does not include amounts due to CR V Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2019, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of June 30, 2019, the weighted average interest rate for the Swapped Term Loan was 4.1%. The remaining $30.0 million outstanding under the Credit Facility had a weighted average interest rate of 4.1% as of June 30, 2019.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of June 30, 2019, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.6% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 50.6%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through June 30, 2019 is based on the purchase price.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of June 30, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 50.3%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported in our condensed consolidated balance sheet, to net debt as of June 30, 2019 (dollar amounts in thousands):

Balance as of June 30, 2019
Credit facility and notes payable, net	$340,732
Deferred costs and net premiums (1)	1,868
Less: Cash and cash equivalents	(1,601)
Net debt	$340,999

Gross real estate assets, net (2)	$677,495
Net debt leverage ratio	50.3%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $1.5 million for the six months ended June 30, 2019, as compared to the same period in 2018. The change was primarily due to a decrease in deferred rental income due to the timing of cash receipts. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $52.1 million for the six months ended June 30, 2019, as compared to the same period in 2018. The change was primarily due to the disposal of five retail properties and one anchored shopping center and a decrease in acquisition activity during the six months ended June 30, 2019.
Financing Activities. Net cash used in financing activities decreased by $52.0 million for the six months ended June 30, 2019, as compared to the same period in 2018. The change was primarily due to a decrease in net proceeds from debt, coupled with a decrease in proceeds from the Offerings, offset by a decrease in deferring financing costs paid.
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
Off-Balance Sheet Arrangements
As of June 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2019, we had an aggregate balance of $30.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $150,000 per annum.
As of June 30, 2019, we had three interest rate swap agreements outstanding, which mature on various dates from February 2021 through March 2023, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative liability of $5.9 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2019, an increase of 50 basis points in interest rates would result in a derivative liability of $2.3 million, representing a $3.6 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $9.5 million, representing a $3.6 million net change to the fair value of the net derivative liability. See Note 6 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of June 30, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30, 2019		Year Ended December 31, 2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$6,637	55%	$13,464	53%
Distributions reinvested	5,359	45%	11,732	47%
Total distributions	$11,996	100%	$25,196	100%

Sources of distributions:
Net cash provided by operating activities (1)	$10,568	88%	$23,073	92%
Proceeds from the issuance of debt (2)	1,428	12%	2,123	8%
Total sources	$11,996	100%	$25,196	100%
______________________
(1) Net cash provided by operating activities for the six months ended June 30, 2019 and the year ended December 31, 2018 was $10.6 million and $23.1 million, respectively.
(2) Includes proceeds from prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As of June 30, 2019, we had issued approximately 18.4 million shares of our common stock in the Offerings for gross offering proceeds of $459.9 million ($411.1 million in Class A Shares and $48.8 million in Class T Shares, including shares pursuant to the DRIP), before organization and offering costs, selling commissions and dealer manager fees of $42.5 million, out of which we paid $33.3 million in selling commissions and dealer manager fees and $9.2 million in organization and offering costs to CR V Management or its affiliates. In addition, we pay our dealer manager a distribution and stockholder servicing fee for Class T Shares sold in the primary portion of the Offerings. Through October 4, 2016, we paid a distribution and stockholder servicing fee for Class T shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The aggregate distribution and stockholder servicing fee for Class T Shares will not exceed an amount equal to 4.0% of the total gross offering proceeds of Class T Shares sold in the primary portion of the Offerings. We pay the distribution and stockholder servicing fee from cash flow from operations or, if our cash flow from operations is not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flow. With the net offering proceeds and indebtedness, we have acquired $728.5 million in real estate and related assets, inclusive of capitalized acquisition costs, and incurred $17.2 million of acquisition-related expenses.
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
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 930,000 shares for $18.2 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended June 30, 2019. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. The estimated per share NAV of $19.64 determined by our Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective March 26, 2019, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 – April 30, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
May 1, 2019 – May 31, 2019
Class A Shares	143,513	$19.59	143,513	(1)
Class T Shares	5,574	$19.45	5,574	(1)
June 1, 2019 – June 30, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	149,087		149,087	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 12, 2019