Form 10-Q
period 2019-09-30
Cole Credit Property Trust V, Inc.
filed 2019-11-12
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were approximately 15.0 million shares of Class A common stock, par value $0.01 per share, and 2.0 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$153,992	$156,365
Buildings and improvements	437,102	453,531
Intangible lease assets	91,901	86,385
Total real estate assets, at cost	682,995	696,281
Less: accumulated depreciation and amortization	(71,177)	(63,725)
Total real estate assets, net	611,818	632,556
Cash and cash equivalents	2,313	2,509
Restricted cash	435	397
Prepaid expenses, derivative assets and other assets	735	1,271
Rents and tenant receivables	9,199	8,065
Deferred costs, net	719	923
Total assets	$625,219	$645,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$341,872	$348,492
Accrued expenses and accounts payable	3,580	2,820
Due to affiliates	1,603	2,108
Intangible lease liabilities, net	3,392	3,497
Distributions payable	1,613	2,220
Derivative liabilities, deferred rental income and other liabilities	8,264	3,122
Total liabilities	360,324	362,259
Commitments and contingencies
Redeemable common stock	9,599	10,473
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,984,576 and 14,982,055 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	150	150
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,958,742 and 1,914,878 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	19	19
Capital in excess of par value	371,538	369,638
Accumulated distributions in excess of earnings	(109,547)	(96,485)
Accumulated other comprehensive loss	(6,864)	(333)
Total stockholders’ equity	255,296	272,989
Total liabilities, redeemable common stock and stockholders’ equity	$625,219	$645,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental and other property income	$13,788	$13,965	$41,123	$40,613
Operating expenses:
General and administrative	814	1,176	2,774	3,412
Property operating	839	938	2,491	2,230
Real estate tax	1,124	1,157	3,221	3,492
Advisory fees and expenses	1,555	1,584	4,635	4,603
Transaction-related	7	52	8	187
Depreciation and amortization	4,683	4,664	14,047	13,944
Impairment	502	—	502	—
Total operating expenses	9,524	9,571	27,678	27,868
Gain on disposition of real estate, net	150	—	685	—
Operating income	4,414	4,394	14,130	12,745
Other expense:
Interest expense and other, net	(3,624)	(3,502)	(10,857)	(10,440)
Net income	$790	$892	$3,273	$2,305

Class A Common Stock:
Net income	$780	$882	$3,134	$2,321
Basic and diluted weighted average number of common shares outstanding	14,980,504	14,760,585	14,997,002	14,561,171
Basic and diluted net income per common share	$0.05	$0.06	$0.21	$0.16

Class T Common Stock:
Net income (loss)	$10	$10	$139	$(16)
Basic and diluted weighted average number of common shares outstanding	1,954,847	1,794,938	1,944,190	1,638,680
Basic and diluted net income (loss) per common share	$0.01	$0.01	$0.07	$(0.01)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$790	$892	$3,273	$2,305
Other comprehensive (loss) income
Unrealized (loss) gain on interest rate swaps	(1,043)	476	(6,262)	845
Amount of loss (gain) reclassified from other comprehensive income into income as interest expense and other, net	97	(17)	(269)	(90)
Total other comprehensive (loss) income	(946)	459	(6,531)	755
Total comprehensive (loss) income	$(156)	$1,351	$(3,258)	$3,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	14,982,055	$150	1,914,878	$19	$369,638	$(96,485)	$(333)	$272,989
Issuance of common stock	161,958	2	26,392	—	4,251	—	—	4,253
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,481)	—	(6,481)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(74)	—	—	(74)
Other offering costs	—	—	—	—	(94)	—	—	(94)
Distribution and stockholder servicing fees	—	—	—	—	(11)	—	—	(11)
Redemptions of common stock	(129,182)	(2)	(3,063)	—	(2,920)	—	—	(2,922)
Equity-based compensation	—	—	—	—	20	—	—	20
Changes in redeemable common stock	—	—	—	—	(9)	—	—	(9)
Comprehensive income (loss)	—	—	—	—	—	1,013	(1,116)	(103)
Balance as of March 31, 2019	15,014,831	$150	1,938,207	$19	$370,801	$(101,953)	$(1,449)	$267,568
Issuance of common stock	108,657	1	14,990	—	2,426	—	—	2,427
Distributions declared on common stock – $0.29 per common share	—	—	—	—	—	(4,908)	—	(4,908)
Other offering costs	—	—	—	—	(20)	—	—	(20)
Distribution and stockholder servicing fees	—	—	—	—	11	—	—	11
Redemptions of common stock	(143,513)	(1)	(5,574)	—	(2,918)	—	—	(2,919)
Equity-based compensation	—	—	—	—	19	—	—	19
Equity-based payment to advisor	14,244	—	—	—	280	—	—	280
Changes in redeemable common stock	—	—	—	—	491	—	—	491
Comprehensive income (loss)	—	—	—	—	—	1,470	(4,469)	(2,999)
Balance as of June 30, 2019	14,994,219	$150	1,947,623	$19	$371,090	$(105,391)	$(5,918)	$259,950
Issuance of common stock	90,572	1	12,759	—	2,029	—	—	2,030
Distributions declared on common stock – $0.30 per common share	—	—	—	—	—	(4,946)	—	(4,946)
Distribution and stockholder servicing fees	—	—	—	—	1	—	—	1
Redemptions of common stock	(121,927)	(1)	(1,640)	—	(2,420)	—	—	(2,421)
Equity-based compensation	—	—	—	—	20	—	—	20
Equity-based payment to advisor	21,712	—	—	—	426	—	—	426
Changes in redeemable common stock	—	—	—	—	392	—	—	392
Comprehensive income (loss)	—	—	—	—	—	790	(946)	(156)
Balance as of September 30, 2019	14,984,576	$150	1,958,742	$19	$371,538	$(109,547)	$(6,864)	$255,296

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited) – (Continued)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2018	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
Cumulative effect of accounting changes	—	—	—	—	—	(32)	32	—
Issuance of common stock	356,872	4	233,649	3	15,009	—	—	15,016
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,061)	—	(6,061)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(844)	—	—	(844)
Other offering costs	—	—	—	—	(301)	—	—	(301)
Distribution and stockholder servicing fees	—	—	—	—	(225)	—	—	(225)
Redemptions of common stock	(118,012)	(1)	—	—	(2,791)	—	—	(2,792)
Changes in redeemable common stock	—	—	—	—	(45)	—	—	(45)
Comprehensive income	—	—	—	—	—	544	519	1,063
Balance as of March 31, 2018	14,480,748	$145	1,581,569	$16	$352,275	$(75,571)	$1,364	$278,229
Issuance of common stock	260,762	2	152,931	1	9,501	—	—	9,504
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,268)	—	(6,268)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(448)	—	—	(448)
Other offering costs	—	—	—	—	(189)	—	—	(189)
Distribution and stockholder servicing fees	—	—	—	—	(127)	—	—	(127)
Redemptions of common stock	(127,433)	(1)	(792)	—	(2,811)	—	—	(2,812)
Changes in redeemable common stock	—	—	—	—	(143)	—	—	(143)
Comprehensive income (loss)	—	—	—	—	—	869	(223)	646
Balance as of June 30, 2018	14,614,077	$146	1,733,708	$17	$358,058	$(80,970)	$1,141	$278,392
Issuance of common stock	342,706	4	119,764	2	10,708	—	—	10,714
Distributions declared on common stock – $0.40 per common share	—	—	—	—	—	(6,475)	—	(6,475)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(456)	—	—	(456)
Other offering costs	—	—	—	—	(218)	—	—	(218)
Distribution and stockholder servicing fees	—	—	—	—	(96)	—	—	(96)
Redemptions of common stock	(132,419)	(2)	(366)	—	(2,930)	—	—	(2,932)
Changes in redeemable common stock	—	—	—	—	(62)	—	—	(62)
Comprehensive income	—	—	—	—	—	892	459	1,351
Balance as of September 30, 2018	14,824,364	$148	1,853,106	$19	$365,004	$(86,553)	$1,600	$280,218
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,273	$2,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	14,054	14,122
Straight-line rental income, net	(1,286)	(1,193)
Amortization of deferred financing costs	634	669
Equity-based compensation	59	—
Equity-based payment to advisor	706	—
Gain on disposition of real estate assets, net	(685)	—
Impairment of real estate assets	502	—
Write-off of deferred financing costs	—	148
Changes in assets and liabilities:
Rents and tenant receivables	82	(49)
Prepaid expenses and other assets	(329)	(98)
Accrued expenses and accounts payable	767	947
Deferred rental income and other liabilities	(612)	(100)
Due from affiliates	—	14
Due to affiliates	(223)	182
Net cash provided by operating activities	16,942	16,947
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(31,346)	(45,178)
Net proceeds from disposition of real estate assets	38,109	—
Payment of property escrow deposits	(50)	(325)
Refund of property escrow deposits	200	550
Net cash provided by (used in) investing activities	6,913	(44,953)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,322	26,448
Redemptions of common stock	(8,262)	(8,536)
Offering costs on issuance of common stock	(188)	(2,456)
Distribution and stockholder servicing fees paid	(281)	(270)
Proceeds from credit facility and notes payable	39,200	270,000
Repayments of credit facility and notes payable	(46,200)	(244,500)
Distributions to stockholders	(9,554)	(9,947)
Deferred financing costs paid	(50)	(2,833)
Net cash (used in) provided by financing activities	(24,013)	27,906
Net decrease in cash and cash equivalents and restricted cash	(158)	(100)
Cash and cash equivalents and restricted cash, beginning of period	2,906	1,519
Cash and cash equivalents and restricted cash, end of period	$2,748	$1,419
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$2,313	$1,032
Restricted cash	435	387
Total cash and cash equivalents and restricted cash	$2,748	$1,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on December 12, 2012, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company operates a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of September 30, 2019, the Company owned 148 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states. As of September 30, 2019, the rentable space at these properties was 98.5% leased, including month-to-month agreements, if any.
Substantially all of the Company’s business is conducted through Cole Operating Partnership V, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole REIT Management V, LLC, a Delaware limited liability company (“CR V Management”), an affiliate of CIM Group, LLC (“CIM”), a community-focused real estate and infrastructure owner, operator, lender and developer of real assets. CIM’s in-house, multidisciplinary expertise includes research, acquisition, credit analysis, development, finance, leasing, and property management capabilities. CIM is headquartered in Los Angeles, California with offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida and Tokyo, Japan.
CCO Group, LLC owns and controls CR V Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (“CMFT”) (formerly known as Cole Credit Property Trust IV, Inc.), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and CIM Income NAV, Inc. (formerly known as Cole Real Estate Income Strategy (Daily NAV), Inc.) (“CIM Income NAV”).
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
On August 1, 2017, the Company commenced a follow-on offering on a “best efforts” basis (the “Follow-on Offering”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRIP”). Effective December 31, 2018, the primary portion of the Follow-On Offering was terminated, but the Company continued to issue Class A Shares and Class T Shares pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering. On March 28, 2019, the Company registered an aggregate of $68,740,000 of Class A Shares and Class T Shares under the Second Amended and Restated DRIP (collectively with the Original DRIP and the First Amended and Restated DRIP, the “DRIP”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-230566) filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “S-3 Registration Statement”), which was declared effective on April 5, 2019 (the “DRIP Offering,” and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). As of April 30, 2019, the Company ceased issuing shares in the Follow-on Offering and had sold a total of $73.3 million of Class A Shares and Class T Shares, including $53.9 million ($32.9 million in Class A Shares and $21.0 million in Class T Shares) sold to the public pursuant to the primary portion of the Follow-on Offering and $19.4 million ($17.4 million in Class A Shares and $2.0 million in Class T Shares) sold pursuant to the DRIP. The unsold Class A Shares and Class T Shares in the Follow-on

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Offering of $1.4 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
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
The Company combined rental income of $12.1 million and tenant reimbursement income of $1.8 million for the three months ended September 30, 2018, and rental income of $35.4 million and tenant reimbursement income of $5.2 million for the nine months ended September 30, 2018, into a single financial statement line item, rental and other property income, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.
Additionally, the Company combined bad debt expense of $14,000 and straight-line rental income of $1.2 million for the nine months ended September 30, 2018 into a single line item, straight-line rental income, net in the condensed consolidated statements of cash flows.
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
September 30, 2019 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2019, the Company recorded impairment charges of $502,000 related to one retail property, due to the carrying value being greater than the estimated fair value of the property. No impairment indicators were identified and no impairment losses were recorded during the nine months ended September 30, 2018. The Company’s impairment assessment as of September 30, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2019 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of September 30, 2019 or December 31, 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The dispositions of the Company’s individual properties did not qualify for discontinued operations presentation, and, thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain on dispositions of real estate, net.
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
September 30, 2019 (Unaudited) – (Continued)

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
Restricted Cash
The Company had $435,000 and $397,000 in restricted cash as of September 30, 2019 and December 31, 2018, respectively. Included in restricted cash was $341,000 and $303,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of September 30, 2019 and December 31, 2018, respectively. Restricted cash also included $94,000 held by lenders in lockbox accounts as of September 30, 2019 and December 31, 2018. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
Leases
The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. Therefore, Accounting Standards Codification Topic 842, Leases (“ASC 842”), has been applied to these lease contracts for both types of components. The Company is not party to any material leases where it is the lessee.
Significant judgments and assumptions are inherent in not only determining if a contract contains a lease, but also the lease classification, terms, payments, and, if needed, discount rates. Judgments include the nature of any options, including if they will be exercised, evaluation of implicit discount rates and the assessment and consideration of “fixed” payments for straight-line rent revenue calculations.
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
September 30, 2019 (Unaudited) – (Continued)

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
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2019 or 2018. Distributions per share are calculated based on the authorized daily distribution rate.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”), in November 2018. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact this amendment will have on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company is evaluating the impact of this ASU’s adoption, and does not believe this ASU will have a material impact on its condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2019, the estimated fair value of the Company’s debt was $344.5 million, compared to a carrying value of $343.6 million. The estimated fair value of the Company’s debt was $350.7 million as of December 31, 2018, compared to a carrying value on that date of $350.6 million.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2019 and December 31, 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$55	$—	$55	$—
Financial liabilities:
Interest rate swaps	$(6,919)	$—	$(6,919)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$832	$—	$832	$—
Financial liability:
Interest rate swap	$(1,165)	$—	$(1,165)	$—
Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)
Certain financial and nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. The Company’s process for identifying and recording impairments related to real estate assets and intangible assets is discussed in Note 2 — Summary of Significant Accounting Policies.
As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2019, real estate assets related to one retail property totaling approximately 5,000 square feet were deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value was reduced to an estimated fair value of $1.1 million, resulting in impairment charges of $502,000. There were no assets impaired during the nine months ended September 30, 2018. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2019 (in thousands):

Nine Months Ended
September 30, 2019
Asset class impaired:
Land	$86
Buildings and improvements	195
Intangible lease assets	221
Total impairment loss	$502
NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisitions
During the nine months ended September 30, 2019, the Company acquired 14 commercial properties for an aggregate purchase price of $30.6 million (the “2019 Asset Acquisitions”), which includes $941,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with proceeds from real estate dispositions during the nine months ended September 30, 2019.
The following table summarizes the purchase price allocation for the 2019 Asset Acquisitions purchased during the nine months ended September 30, 2019 (in thousands):

2019 Asset Acquisitions
Land	$5,454
Buildings and improvements	14,037
Acquired in-place leases and other intangibles (1)	11,465
Intangible lease liability (2)	(316)
Total purchase price	$30,640
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 19.8 years.

(2)	The weighted average amortization period for the acquired intangible lease liability was 14.9 years.
2019 Property Dispositions
During the nine months ended September 30, 2019, the Company disposed of six retail properties and one anchored shopping center for an aggregate gross sales price of $39.2 million, resulting in net proceeds of $38.1 million after closing costs and disposition fees due to CR V Management or its affiliates and a net gain of $685,000. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties does not qualify to be reported as discontinued operations since the dispositions do not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.
2019 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the nine months ended September 30, 2019, one property with a carrying value of $1.6 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $1.1 million, resulting in impairment charges of $502,000, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands, except weighted average life remaining):

	September 30, 2019	December 31, 2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $21,480 and $19,389, respectively (with a weighted average life remaining of 11.7 years and 11.1 years, respectively)	$62,534	$58,387
Acquired above-market leases, net of accumulated amortization of $2,836 and $3,128, respectively (with a weighted average life remaining of 11.0 years and 11.1 years, respectively)	5,051	5,481
Total intangible lease assets, net	$67,585	$63,868
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $2,242 and $1,897, respectively (with a weighted average life remaining of 8.8 years and 8.9 years, respectively)	$3,392	$3,497
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
In-place lease and other intangible amortization	$1,542	$1,469	$4,574	$4,587
Above-market lease amortization	$139	$166	$429	$628
Below-market lease amortization	$124	$147	$422	$450

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

As of September 30, 2019, the estimated amortization relating to the intangible lease assets and liabilities is as follows (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2019	$1,530	$138	$117
2020	5,971	515	432
2021	5,909	499	414
2022	5,714	488	333
2023	5,413	478	321
Thereafter	37,997	2,933	1,775
Total	$62,534	$5,051	$3,392
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the nine months ended September 30, 2019, one of the Company’s interest rate swaps matured. Additionally, the Company entered into one interest rate swap agreement during the nine months ended September 30, 2019. As of September 30, 2019, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Asset and (Liabilities) as of
		September 30, 2019				September 30, 2019	December 31, 2018
Interest Rate Swap	Prepaid expenses, derivative assets and other assets	$21,100	3.49%	1/15/2016	2/1/2021	$55	$832
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$220,000	3.90% to 4.45%	5/23/2018 to 4/25/2019	3/28/2022 to 3/27/2023	$(6,919)	$(1,165)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended September 30, 2019, the $97,000 loss reclassified from other comprehensive (loss) income was recorded as interest expense. For the nine months ended September 30, 2019 the $269,000 gain reclassified from other comprehensive (loss) income was recorded as a decrease to interest expense. For the three and nine months ended September 30, 2018, the amount of gains reclassified from other comprehensive (loss) income as a decrease to interest expense were $17,000 and $90,000, respectively. During the next 12 months, the Company estimates that $1.8 million will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities in its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations,

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $7.0 million, which includes accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2019.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2019, the Company had $341.9 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 3.2 years and a weighted average interest rate of 4.1%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of September 30, 2019 and December 31, 2018, and the debt activity for the nine months ended September 30, 2019 (in thousands):

		During the Nine Months Ended September 30, 2019
	Balance as of December 31, 2018	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of September 30, 2019
Credit facility	$258,000	$39,200	$(46,200)	$—	$251,000
Fixed rate debt	92,600	—	—	—	92,600
Total debt	350,600	39,200	(46,200)	—	343,600
Deferred costs – credit facility (2)	(1,668)	(36)	—	301	(1,403)
Deferred costs – fixed rate debt	(440)	(1)	—	116	(325)
Total debt, net	$348,492	$39,163	$(46,200)	$417	$341,872
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs related to the term portion of the Credit Facility, as defined below.
Notes Payable
As of September 30, 2019, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $156.9 million as of September 30, 2019. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of September 30, 2019, the amounts outstanding under the Revolving Loans totaled $31.0 million at a weighted average interest rate of 3.7%. As of September 30, 2019, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 4.1%. The Company had $251.0 million of debt outstanding under the Credit Facility as of September 30, 2019 at a weighted average interest rate of 4.1% and $99.0 million in unused capacity, subject to borrowing availability.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of September 30, 2019.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2019 (in thousands):

Principal Repayments
Remainder of 2019	$—
2020	388
2021	68,009
2022	31,428
2023	220,448
Thereafter	23,327
Total	$343,600
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2019 and 2018 are as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$7,388	$8,786
Distributions declared and unpaid	$1,613	$2,120
Change in accrued distribution and stockholder servicing fees	$(1)	$449
Accrued capital expenditures	$—	$15
Change in fair value of interest rate swaps	$(6,531)	$755
Supplemental Cash Flow Disclosures:
Interest paid	$10,443	$9,673
Cash paid for taxes	$154	$210
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
September 30, 2019 (Unaudited) – (Continued)

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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CR V Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2019, CR V Management had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. Since the Follow-on Offering has been terminated, these excess amounts will not be paid.
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
September 30, 2019 (Unaudited) – (Continued)

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
Acquisition fees and expenses
The Company pays CR V Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Management or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, that acquisition expenses are not included in the contract purchase price of the property. Additionally, CR V Management or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses in the condensed consolidated statements of operations. The Board has approved the payment of one-third of the monthly advisory fee in Class A Shares through March 2020.
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Management, the Company pays CR V Management a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2019, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2018, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2018, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. Starting in May 2019, one-third of this fee is paid to CR V Management in Class A Shares, which are issued at the most recently established NAV price of $19.64. During the three and nine months ended September 30, 2019, approximately 22,000 and 36,000 Class A Shares, respectively, were issued for payment of advisory fees, which vested upon issuance, totaling $426,000 and $706,000 for the three and nine months ended September 30, 2019, respectively, in equity-based payments included in advisory fees and expenses in the condensed consolidated statements of operations.
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
September 30, 2019 (Unaudited) – (Continued)

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
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2019 and 2018, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Selling commissions	$—	$298	$47	$1,215
Dealer manager fees	$—	$158	$27	$533
Other organization and offering expenses	$—	$218	$114	$708
Distribution and stockholder servicing fees (1)	$91	$97	$281	$270
Acquisition fees and expenses	$128	$52	$742	$1,250
Disposition fees	$44	$—	$326	$—
Advisory fees and expenses	$1,555	$1,584	$4,635	$4,603
Operating expenses	$247	$487	$966	$1,625
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $962,000 and $1.3 million as of September 30, 2019 and 2018, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of September 30, 2019 and December 31, 2018, $1.6 million and $2.1 million, respectively, was recorded for services and expenses incurred, but not yet reimbursed to CR V Management, or its affiliates. The amounts are primarily for distribution and stockholder servicing fees payable to CCO Capital and operating fees and expenses. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
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
September 30, 2019 (Unaudited) – (Continued)

Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 12 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 396,000 are available for future grant as of September 30, 2019. On October 1, 2018, the Company granted awards of approximately 1,200 restricted Class A Shares to each of the independent members of the Board (approximately 3,600 restricted shares in aggregate) under the Plan, which fully vested on October 1, 2019 based on one year of continuous service. As of September 30, 2019, none of the restricted Class A Shares had vested or been forfeited. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $20,000 and $59,000 for the three and nine months ended September 30, 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All compensation expense related to these restricted Class A Shares was recognized, as the shares vested on October 1, 2019.
NOTE 13 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company carefully reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASU No. 2016-02, Leases, (Topic 842) (“ASU 2016-02”), using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of September 30, 2019, the leases had a weighted-average remaining term of 10.4 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2019	$11,837
2020	46,773
2021	46,236
2022	44,732
2023	43,256
Thereafter	313,740
Total	$506,574

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019 (Unaudited) – (Continued)

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
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and nine months ended September 30, 2019 and 2018, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and nine months ended September 30, 2019 and 2018 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed rental and other property income (1)	$12,045	$12,128	$36,036	$35,422
Variable rental and other property income (2)	1,743	1,837	5,087	5,191
Total rental and other property income	$13,788	$13,965	$41,123	$40,613
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent, net of bad debt expense.
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2019:
Redemption of Shares of Common Stock
Subsequent to September 30, 2019, the Company redeemed approximately 102,000 shares for $2.0 million at an average per share price of $19.57 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended September 30, 2019 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended September 30, 2019 totaling approximately 893,000 shares went unfulfilled.

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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 98.5% of our rentable square feet was under lease as of September 30, 2019 (including any month-to-month agreements) with a weighted average remaining lease term of 10.4 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2019 Activity

•	Disposed of six retail properties and one anchored shopping center for an aggregate sales price of $39.2 million.

•	Total debt decreased by $7.0 million, from $350.6 million to $343.6 million.

Portfolio Information
As of September 30, 2019, we owned 148 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states, which were 98.5% leased, including any month-to-month agreements, with a weighted average remaining lease term of 10.4 years. As of September 30, 2019, one of our tenants, Walgreens, accounted for 10% of our 2019 annualized rental income. As of September 30, 2019, we had certain geographic concentrations in our property holdings. In particular, as of September 30, 2019, 21 of our properties were located in Texas, accounting for 13% of our 2019 annualized rental income. In addition, we had tenants in the grocery, discount store, sporting goods and pharmacy industries, which accounted for 13%, 13%, 11% and 11%, respectively, of our 2019 annualized rental income. The following table shows the property statistics of our real estate assets as of September 30, 2019 and 2018:

	As of September 30,
	2019	2018
Number of commercial properties	148	140
Rentable square feet (in thousands) (1)	3,415	3,359
Percentage of rentable square feet leased	98.5%	98.9%
Percentage of investment-grade tenants (2)	34.3%	38.8%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial properties acquired	1	—	14	4
Purchase price of acquired properties (in thousands)	$5,308	$—	$30,640	$43,824
Rentable square feet of acquired properties (in thousands) (1)	16	—	110	175
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
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
Comparison of the Three Months Ended September 30, 2019 and 2018
A total of 132 properties were acquired before July 1, 2018 and represent our “same store” properties during the three months ended September 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after July 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$13,788	$13,965	$(177)	$12,690	$12,700	$(10)	$1,098	$1,265	$(167)

Property operating expenses	839	938	(99)	834	863	(29)	5	75	(70)
Real estate tax expenses	1,124	1,157	(33)	1,124	1,030	94	—	127	(127)
Total property operating expenses	1,963	2,095	(132)	1,958	1,893	65	5	202	(197)

Net operating income	$11,825	$11,870	$(45)	$10,732	$10,807	$(75)	$1,093	$1,063	$30

General and administrative expenses	$(814)	$(1,176)	$362
Advisory fees and expenses	(1,555)	(1,584)	29
Transaction-related expenses	(7)	(52)	45
Depreciation and amortization	(4,683)	(4,664)	(19)
Impairment	(502)	—	(502)
Gain on disposition of real estate, net	150	—	150
Interest expense and other, net	(3,624)	(3,502)	(122)
Net income	$790	$892	$(102)
______________________

(1)	Includes income from properties disposed of subsequent to July 1, 2018.
Net Operating Income
Same store property net operating income decreased $75,000 during the three months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to the decrease in same store occupancy to 98.5% as of September 30, 2019 from 98.9% as of September 30, 2018, resulting from a vacancy at one same store retail property due to bankruptcy.
Non-same store property net operating income increased $30,000 during the three months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily due to the acquisition and management of 16 additional income-producing properties subsequent to September 30, 2018, offset by the disposition of eight properties subsequent to September 30, 2018.

General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, transfer agent fees and accounting and professional fees.
The decrease in general and administrative expenses of $362,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to reductions in expense reimbursements to our advisor, coupled with decreased transfer agent fees and Board costs during the three months ended September 30, 2019.
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
Advisory fees and expenses remained consistent for the three months ended September 30, 2019, compared to the same period in 2018.
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
The decrease in transaction-related expenses of $45,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in advisor reimbursement expenses.
Depreciation and Amortization Expenses
Depreciation and amortization expenses remained consistent for the three months ended September 30, 2019, compared to the same period in 2018.
Impairments
The increase in impairment charges of $502,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to management identifying one retail property with a carrying value greater than the estimated fair value, net of selling costs, during the three months ended September 30, 2019. There were no assets impaired during the three months ended September 30, 2018.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $150,000 for the three months ended September 30, 2019. The gain recorded was due to the disposition of one retail property during the three months ended September 30, 2019. No dispositions occurred during the three months ended September 30, 2018.
Interest Expense and Other, Net
The increase in interest expense and other, net of $122,000 during the three months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in the weighted average interest rate from 3.8% as of September 30, 2018, to 4.1% as of September 30, 2019, as well as an increase in our average outstanding debt balance to $343.1 million for the three months ended September 30, 2019, as compared to $336.3 million for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018
A total of 128 properties were acquired before January 1, 2018 and represent our “same store” properties during the nine months ended September 30, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$41,123	$40,613	$510	$35,231	$35,346	$(115)	$5,892	$5,267	$625

Property operating expenses	2,491	2,230	261	2,306	1,942	364	185	288	(103)
Real estate tax expenses	3,221	3,492	(271)	3,055	3,023	32	166	469	(303)
Total property operating expenses	5,712	5,722	(10)	5,361	4,965	396	351	757	(406)

Net operating income	$35,411	$34,891	$520	$29,870	$30,381	$(511)	$5,541	$4,510	$1,031

General and administrative expenses	$(2,774)	$(3,412)	$638
Advisory fees and expenses	(4,635)	(4,603)	(32)
Transaction-related expenses	(8)	(187)	179
Depreciation and amortization	(14,047)	(13,944)	(103)
Impairment	(502)	—	(502)
Gain on disposition of real estate, net	685	—	685
Interest expense and other, net	(10,857)	(10,440)	(417)
Net income	$3,273	$2,305	$968
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.
Net Operating Income
Same store property net operating income decreased $511,000 during the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease was primarily due to the decrease in same store occupancy to 98.5% as of September 30, 2019 from 98.8% as of September 30, 2018. Additionally, vacancies at two same store anchored shopping centers and one same store retail property accounted for a $349,000 decrease in net operating income.
Non-same store property net operating income increased $1.0 million during the nine months ended September 30, 2019, as compared to the same period in 2018. The increase is primarily due to the acquisition and management of 16 additional income-producing properties subsequent to September 30, 2018, as well as recognizing a full year of net operating income on the four properties acquired during the nine months ended September 30, 2018, offset by the disposition of eight properties subsequent to September 30, 2018.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, transfer agent fees and Board costs.
The decrease in general and administrative expenses of $638,000 during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to reductions in expense reimbursements to our advisor during the nine months ended September 30, 2019.
Advisory Fees and Expenses
Advisory fees and expenses remained consistent for the nine months ended September 30, 2019, compared to the same period in 2018.

Transaction-Related Fees and Expenses
The decrease in transaction-related expenses of $179,000 during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to a decrease in advisor reimbursement expenses.
Depreciation and Amortization Expenses
The increase in depreciation and amortization expenses of $103,000 for the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to the acquisition of 16 additional rental income-producing properties acquired subsequent to September 30, 2018, as well as recognizing a full period of depreciation and amortization on the four properties acquired during the nine months ended September 30, 2018.
Impairments
The increase in impairment charges of $502,000 during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to management identifying one retail property with a carrying value greater than the estimated fair value, net of selling costs, during the nine months ended September 30, 2019. There were no assets impaired during the nine months ended September 30, 2018.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $685,000 for the nine months ended September 30, 2019. The gain recorded was due to the disposition of six retail properties and one anchored shopping center during the nine months ended September 30, 2019. No dispositions occurred during the nine months ended September 30, 2018.
Interest Expense and Other, Net
The increase in interest expense and other, net of $417,000 during the nine months ended September 30, 2019, as compared to the same period in 2018, was primarily due to an increase in the weighted average interest rate from 3.8% as of September 30, 2018, to 4.1% as of September 30, 2019, as well an increase in our average outstanding debt balance to $343.1 million for the nine months ended September 30, 2019, as compared to $329.3 million for the nine months ended September 30, 2018.
Distributions
On a quarterly basis, our Board authorizes a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

Period Commencing	Period Ending	Daily Distribution Amount (1)
March 18, 2014	December 31, 2015	$0.0043150685
January 1, 2016	December 31, 2016	$0.0043032787
January 1, 2017	March 31, 2019	$0.004315068
April 1, 2019	December 31, 2019	$0.003232877
January 1, 2020	March 31, 2020	$0.003224044
______________________
(1) Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of September 30, 2019, we had distributions payable of $1.6 million.

The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2019		2018
	Amount	Percent	Amount		Percent
Distributions paid in cash	$9,554	56%	$9,947		53%
Distributions reinvested	7,388	44%	8,786		47%
Total distributions	$16,942	100%	$18,733		100%

Source of distributions:
Net cash provided by operating activities (1)	$16,942	100%	$16,947		90%
Proceeds from the issuance of debt	—	—%	1,786	(2)	10%
Total sources	$16,942	100%	$18,733		100%
______________________
(1) Net cash provided by operating activities was $16.9 million for both the nine months ended September 30, 2019 and 2018, respectively.
(2) Includes proceeds from prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us after they have held them for at least one year, subject to certain conditions and limitations. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 893,000 shares for $17.5 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended September 30, 2019. Management, in its discretion, limited the amount of shares redeemed to an amount equal to the net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the nine months ended September 30, 2019, we received valid redemption requests under our share redemption program totaling approximately 2.5 million shares, of which we redeemed 273,000 shares as of September 30, 2019 for $5.3 million (at an average redemption price of $19.59 per share) and approximately 102,000 shares subsequent to September 30, 2019 for $2.0 million at an average redemption price of $19.57 per share. The remaining redemption requests relating to approximately 2.1 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We expect to utilize proceeds from real estate dispositions, cash flow from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties. Our Credit Facility provides for borrowings of up to $350.0 million, which is comprised of $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of September 30, 2019, we had $99.0 million in unused capacity under the Credit Facility, subject to borrowing availability. As of September 30, 2019, we also had cash and cash equivalents of $2.3 million.
On March 28, 2019, we registered an aggregate of $68,740,000 in shares of our common stock for the DRIP Offering pursuant to a Registration Statement on Form S-3 filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $1.4 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related expenses, operating expenses, distributions to, and redemptions by, stockholders, and interest and principal on current and any future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, proceeds from the DRIP Offering, and from secured or unsecured borrowings from banks and other lenders.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on our Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the DRIP Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions and redemptions to our stockholders.
Contractual Obligations
As of September 30, 2019, we had $343.6 million of debt outstanding with a weighted average interest rate of 4.1%. See Note 7 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$251,000	$—	$31,000	$220,000	$—
Interest payments – credit facility (2)	34,315	10,139	19,777	4,399	—
Principal payments – fixed rate debt (3)	92,600	288	68,428	903	22,981
Interest payments – fixed rate debt (4)	10,379	3,755	4,320	2,117	187
Total	$388,294	$14,182	$123,525	$227,419	$23,168
______________________

(1)	The table does not include amounts due to CR V Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2019, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of September 30, 2019, the weighted average interest rate for the Swapped Term Loan was 4.1%. The remaining $31.0 million outstanding under the Credit Facility had a weighted average interest rate of 3.7% as of September 30, 2019.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of September 30, 2019, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.7% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 50.7%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through September 30, 2019 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 50.4%. The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported in our condensed consolidated balance sheet, to net debt as of September 30, 2019 (dollar amounts in thousands):

Balance as of September 30, 2019
Credit facility and notes payable, net	$341,872
Deferred costs and net premiums (1)	1,728
Less: Cash and cash equivalents	(2,313)
Net debt	$341,287
Gross real estate assets, net (2)	$677,361
Net debt leverage ratio	50.4%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities remained consistent at $16.9 million for the nine months ended September 30, 2019, as compared to the same period in 2018. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $51.9 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The change was primarily due to the disposal of six retail properties and one anchored shopping center, offset by 14 property acquisitions during the nine months ended September 30, 2019.
Financing Activities. Net cash used in financing activities decreased by $51.9 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The change was primarily due to a decrease in net proceeds from debt, coupled with a decrease in proceeds from the Offerings, offset by a decrease in deferring financing costs paid.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
Related-Party Transactions and Agreements
We have entered into agreements with CR V Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Management or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, selling commissions, dealer manager fees and expenses, distribution and stockholder servicing fees, and reimbursement of certain operating costs. See Note 10 — Related-Party Transactions and Arrangements to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT II, a director of CCIT III, CMFT and CIM Income NAV, and president and treasurer of CR V Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director for CIM Income NAV, CCIT II and CMFT. One of our independent directors, Calvin E. Hollis, also serves as an independent director of CCIT II. Nathan D. DeBacker, our chief financial officer and treasurer, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CR V Management and is an officer of certain of its affiliates. In addition, affiliates of CR V Management act as an advisor to CMFT, CCIT II, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CR V Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR V Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2018.
Off-Balance Sheet Arrangements
As of September 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2019, we had an aggregate balance of $31.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $155,000 per annum.
As of September 30, 2019, we had three interest rate swap agreements outstanding, which mature on various dates from February 2021 through March 2023, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative liability of $6.9 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2019, an increase of 50 basis points in interest rates would result in a derivative liability of $3.6 million, representing a $3.3 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $10.2 million, representing a $3.3 million net change to the fair value of the net derivative liability. See Note 6 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of September 30, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs and assume no other changes in our capital structure.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”) which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to U.S. dollar LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

We have variable rate debt outstanding under our Credit Facility and interest rate swap agreements maturing on various dates from February 2021 to March 2023, as discussed further above, that are indexed to LIBOR. As such, we are monitoring and evaluating the related risks, which include interest on loans or amounts received and paid on derivative instruments. These risks arise in connection with transitioning contracts to a new alternative rate, including any resulting value transfer that may occur. The value of loans or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require negotiation with the respective counterparty.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact on our contracts is likely to vary by contract. If LIBOR is discontinued or if the methods of calculating LIBOR change from their current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2019, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30, 2019		Year Ended December 31, 2018
	Amount	Percent	Amount		Percent
Distributions paid in cash	$9,554	56%	$13,464		53%
Distributions reinvested	7,388	44%	11,732		47%
Total distributions	$16,942	100%	$25,196		100%

Sources of distributions:
Net cash provided by operating activities (1)	$16,942	100%	$23,073		92%
Proceeds from the issuance of debt	—	—%	2,123	(2)	8%
Total sources	$16,942	100%	$25,196		100%
______________________
(1) Net cash provided by operating activities for the nine months ended September 30, 2019 and the year ended December 31, 2018 was $16.9 million and $23.1 million, respectively.
(2) Includes proceeds from prior periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 893,000 shares for $17.5 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended September 30, 2019. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. The estimated per share NAV of $19.64 determined by our Board as of December 31, 2018 serves as the most recent estimated value for purposes of the share redemption program, effective March 26, 2019, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2019, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 – July 31, 2019
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
August 1, 2019 – August 31, 2019
Class A Shares	121,787	$19.60	121,787	(1)
Class T Shares	1,640	$19.02	1,640	(1)
September 1, 2019 – September 30, 2019
Class A Shares	140	$19.64	140	(1)
Class T Shares	—	$—	—	(1)
Total	123,567		123,567	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: November 12, 2019