Form 10-K
period 2019-12-31
Cole Credit Property Trust V, Inc.
filed 2020-03-30
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-55437
 COLE CREDIT PROPERTY TRUST V, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1958593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2398 East Camelback Road, 4th Floor Phoenix, Arizona 85016 (Address of principal executive offices; zip code)	(602) 778-8700 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no established market for the registrant’s shares of common stock. There were approximately 15.0 million shares of Class A common stock and 1.9 million shares of Class T common stock held by non-affiliates as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, for an aggregate market value of $332.1 million, assuming a market value of $19.64 per share for Class A common stock and $19.64 per share for Class T common stock, the most recent estimated per share net asset value of the registrant’s Class A common stock and Class T common stock established by the registrant’s board of directors in effect as of that date. Effective March 30, 2020, the estimated per share net asset value of the registrant’s Class A common stock and Class T common stock as of December 31, 2019 is $19.64 per share.
As of March 16, 2020, there were approximately 15.0 million shares of Class A common stock and 2.0 million shares of Class T common stock, par value per share of $0.01 each, of Cole Credit Property Trust V, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference portions of the Cole Credit Property Trust V, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (into Items 10, 11, 12, 13 and 14 of Part III).

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

•
We are subject to competition in the acquisition and disposition of properties and in the leasing of our properties, and we may suffer delays or be unable to acquire, dispose of, or lease properties on advantageous terms.

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
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
General Description of the Business and Operations
Cole Credit Property Trust V, Inc. (the “Company,” “we,” “our” or “us”) is a non-exchange traded REIT formed as a Maryland corporation on December 12, 2012 that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2014. We operate a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of December 31, 2019, we owned 148 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states. As of December 31, 2019, the rentable square feet at these properties was 98.3% leased, including month-to-month agreements, if any.
Substantially all of our business is conducted through our operating partnership, Cole Operating Partnership V, LP, a Delaware limited partnership (“CR V OP”), of which we are the sole general partner and own, directly or indirectly, 100% of the partnership interests.
We are externally managed by Cole REIT Management V, LLC, a Delaware limited liability company (“CR V Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois and Phoenix, Arizona. We have no paid employees and rely upon our advisor and its affiliates to provide substantially all of our day-to-day management. Pursuant to an advisory agreement with us, CR V Management is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf. Pursuant to the advisory agreement, CR V Management has fiduciary obligations to us and our stockholders. Our advisory agreement with CR V Management is for a one-year term and is considered for renewal on an annual basis by our board of directors (our “Board”).
CCO Group, LLC owns and controls CR V Management, our advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), our dealer manager, and CREI Advisors, LLC (“CREI Advisors”), our property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as our sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (“CMFT”) (formerly known as Cole Credit Property Trust IV, Inc.), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”), and CIM Income NAV, Inc. (“CIM Income NAV”).
On March 17, 2014, we commenced our initial public offering (the “Initial Offering”) on a “best efforts” basis of up to of $2.975 billion in shares of a single class of common stock. As a result of a reverse stock split effectuated on February 7, 2014, the Initial Offering initially offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A common shares, or “Class A Shares”) in the primary offering at a price of $25.00 per share until April 8, 2016, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”) at a price of $23.75 per share until April 8, 2016.
Effective as of March 4, 2016, we changed the designation of our common stock to Class A Shares and then reclassified a portion of our Class A Shares as Class T common stock (the “Class T Shares”) pursuant to filings of Articles of Amendment (“Articles of Amendment”) and Articles Supplementary (“Articles Supplementary”) to our Articles of Amendment and Restatement (collectively, our Articles of Amendment and Restatement, our Articles of Amendment and our Articles Supplementary, as amended and supplemented from time to time, are referred to herein as our “Charter”). All shares of common stock issued and outstanding prior to the filing on March 4, 2016 were designated as Class A Shares. The Class A Shares and Class T Shares have similar voting rights, although the amount of the distributions is expected to differ due to the distribution and stockholder servicing fees, as defined in our Charter, that are payable in connection with the Class T Shares. In addition, our Charter provides that, in the event of a liquidation of our assets, distributions will be allocated between the share classes pursuant to the portion of the aggregate assets available for distribution to each class. Each holder of shares of a particular class of common stock will be entitled to receive, ratably with each other holder of shares of the same class, that portion of such aggregate cash available for distribution as the number of outstanding shares of such class held by such holder as compared to the total number of outstanding shares of such class then outstanding.
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
On August 1, 2017, the Company commenced a follow-on offering on a “best efforts” basis (the “Follow-on Offering,” and collectively with the Initial Offering, the “Offerings”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRIP”). Effective December 31, 2018, the primary portion of the Follow-On Offering was terminated, but the Company continued to issue Class A Shares and Class T Shares pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering. On March 28, 2019, the Company registered an aggregate of $68,740,000 of Class A Shares and Class T Shares under the Second Amended and Restated DRIP (collectively with the Original DRIP and the Amended and Restated DRIP, the “DRIP”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-230566) filed with the SEC (the “S-3 Registration Statement”), which was declared effective on April 5, 2019 (the “DRIP Offering,” and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). As of April 30, 2019, the Company ceased issuing shares in the Follow-on Offering and had sold a total of $73.3 million of Class A Shares and Class T Shares, including $53.9 million ($32.9 million in Class A Shares and $21.0 million in Class T Shares) sold to the public pursuant to the primary portion of the Follow-on Offering and $19.4 million ($17.4 million in Class A Shares and $2.0 million in Class T Shares) sold pursuant to the DRIP. The unsold Class A Shares and Class T Shares in the Follow-on Offering of $1.4 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
Our Board establishes an updated estimated per share NAV of the Company’s common stock for purposes of assisting broker-dealers in meeting their customer account reporting obligations under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. The following table summarizes the estimated per share NAV of both classes of our common stock for the periods indicated below:

			NAV per Share
Valuation Date	Period Commencing	Period Ending	Class A Shares	Class T Shares
February 29, 2016	April 11, 2016	March 27, 2017	$24.00	$24.00
December 31, 2016	March 28, 2017	March 28, 2018	$24.00	$24.00
December 31, 2017	March 29, 2018	March 19, 2019	$22.18	$22.18
December 31, 2018	March 26, 2019	March 29, 2020	$19.64	$19.64
December 31, 2019	March 30, 2020	—	$19.64	$19.64
On March 25, 2020, our Board established an updated estimated per share NAV of our common stock, as of December 31, 2019, of $19.64 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2019 is the same as the estimated per share NAV as of December 31, 2018, we will continue to issue both Class A Shares and Class T Shares in our Second Amended and Restated DRIP for $19.64 per share, the estimated per share NAV as of December 31, 2019, as determined by our Board. Additionally, $19.64 per share will continue to serve as the most recent estimated per share NAV for purposes of the share redemption program.
As of December 31, 2019, we had issued approximately 18.6 million shares of our common stock in the Offerings for gross offering proceeds of $464.0 million ($414.7 million in Class A Shares and $49.3 million in Class T Shares) before organization and offering costs, selling commissions and dealer manager fees of $42.5 million. In addition, we paid distribution and stockholder servicing fees for Class T Shares sold in the primary portion of the Offerings of $955,000 and accrued an estimated liability for future distribution and stockholder servicing fees payable of $869,000.
Investment Strategy and Objectives
Our primary investment objectives are:

•	to acquire quality commercial real estate properties, net leased under long-term leases to creditworthy tenants, which provide current operating cash flows;

•	to provide reasonably stable, current income for stockholders through the payment of cash distributions; and

•	to provide the opportunity to participate in capital appreciation in the value of our investments.
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
We may further diversify our portfolio by making and investing in commercial mortgage, mezzanine loans, or other real estate related loans, and we may invest in other real estate-related securities. We may acquire properties under development or that require substantial refurbishment or renovation. We also may acquire majority or minority interests in other entities with investment objectives similar to ours. Many of our properties are, and we anticipate that future properties will be, leased to tenants in the chain or franchise retail industry, including but not limited to convenience stores, drug stores and restaurant properties, as well as leased to large national retailers as standalone properties. CR V Management monitors industry trends and identifies properties on our behalf that serve to provide a favorable return balanced with risk. Our management primarily targets regional or national name brand retail businesses with established track records. We generally intend to hold each property for a period in excess of five years.
By acquiring a large number of retail properties, we believe that lower than expected results of operations from one or a few investments will not necessarily preclude our ability to realize our investment objective of cash flows from our overall portfolio. In addition, we believe that retail properties under long-term triple-net and double-net leases offer a distinct investment advantage since these properties generally require less management and operating capital, have less recurring tenant turnover and, with respect to single-tenant properties, often offer superior locations that are less dependent on the financial stability of adjoining tenants. Since we acquire properties that are geographically diverse, we expect to minimize the potential adverse impact of economic slowdowns or downturns in local markets. Our management believes that a portfolio consisting of freestanding retail properties will enhance our liquidity opportunities for stockholders by making the sale of individual properties, multiple properties or our portfolio as a whole attractive to institutional investors.
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
Real Estate Underwriting Process
In evaluating potential property acquisitions consistent with our investment objectives, CR V Management applies a well-established underwriting process to determine the creditworthiness of potential tenants. We consider a tenant to be creditworthy if we believe that the tenant has sufficient assets, cash flow generation and stability of operations to meet its obligations under the lease. Similarly, CR V Management applies credit underwriting criteria to possible new tenants when we are leasing properties in our portfolio. Many of the tenants of our properties are, and we expect will continue to be, national or regional retail chains that are creditworthy entities having high net worth and operating income. CR V Management’s underwriting process includes analyzing the financial data and other available information about the tenant, such as income statements, balance sheets, net worth, cash flows, business plans, data provided by industry credit rating services, and/or other information CR V Management may deem relevant. Generally, these tenants must have a proven track record in order to meet the credit tests applied by CR V Management. In addition, we may obtain guarantees of leases by the corporate parent of the tenant, in which case CR V Management will analyze the creditworthiness of the guarantor. In many instances, especially in sale-leaseback situations where we are acquiring a property from a company and simultaneously leasing it back to the company under a long-term lease, we will meet with such company’s senior management to discuss the company’s business plan and strategy.
When using debt rating agencies, a tenant typically will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service (“Moody’s”) of Baa3 or better, a credit rating by Standard & Poor’s Financial Services LLC (“Standard & Poor’s”) of BBB- or better, or its payments are guaranteed by a company with such rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may increase or decrease our concentration of creditworthy tenants in the future.
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
We generally expect to enter into long-term leases that have terms of ten years or more; however, certain leases may have a shorter term. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is in an attractive location, if the property is difficult to replace, or if the property has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases will also contain provisions that increase the amount of base rent payable at points during the lease term. We expect that many of our leases will continue to contain periodic rent increases. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants will be required to provide proof of insurance by furnishing evidence of insurance to CR V Management on an annual basis. The evidence of insurance will be tracked and reviewed for compliance by CR V Management personnel responsible for property and risk management. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that will typically cover one year of annual rent in the event of a rental loss.
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
Conditions to Closing Our Acquisitions
Generally, we condition our obligation to close the purchase of any acquisition on the delivery and verification of certain documents from the seller or developer, including, where appropriate:

•	plans and specifications;

•	surveys;

•	evidence that title to the property can be freely sold or otherwise transferred to us, subject to such liens and encumbrances as are acceptable to CR V Management;

•	financial statements covering recent operations of properties, if available;

•	title and liability insurance policies; and

•	certificates of the tenant attesting that the tenant believes that, among other things, the lease is valid and enforceable.
In addition, we will take such steps as we deem necessary with respect to potential environmental matters. See the section captioned “— Environmental Matters” below.
We may enter into purchase and sale arrangements with a seller or developer of a suitable property under development or construction. In such cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications and costs approved by us in advance. In such cases, prior to our acquiring the property, we generally would receive a certificate of an architect, engineer or other appropriate party stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, we expect to pay a negotiated maximum amount to the seller upon completion.
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
In the event we enter into a joint venture or other co-ownership arrangements with CIM or its affiliates, or another real estate program sponsored or operated by CIM or CCO Group, CR V Management’s officers, key persons and affiliates may have conflicts of interest. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, CR V Management’s officers and key persons may face a conflict in structuring the terms of the relationship between our interests and the interests of any affiliated co-venturer and in managing the joint venture. Since some or all of CR V Management’s officers and key persons may also advise the affiliated co-venturer, agreements and transactions between us and CIM or any other real estate programs sponsored or operated by CIM or CCO Group would not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our contribution to the joint venture.
We may enter into joint ventures with CIM, other real estate programs sponsored or operated by CIM, CCO Group, CR V Management, one or more of our directors, or any of their respective affiliates, but only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by unaffiliated joint venturers, and the cost of our investment must be supported by a current third-party appraisal of the asset.
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
Other Possible Investments
Although we have acquired and expect to continue to acquire primarily real estate assets, our portfolio may also include other real estate-related assets, such as commercial mortgage, mezzanine and other loans and securities related to real estate assets, frequently, but not necessarily always, in the corporate sector; however, we do not intend for such real estate-related assets to constitute a significant portion of our asset portfolio; and we will evaluate our assets to ensure that any such investments do not cause us to lose our REIT status, cause us or any of our subsidiaries to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or cause our advisor to have assets under management that could require our advisor to register as an investment adviser under the Investment Advisers Act of 1940, as amended. We may make adjustments to our target portfolio based on real estate market conditions, capital raised, financing secured and investment opportunities. Thus, to the extent that CR V Management presents us with high quality investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and do not cause us, our operating partnership or any other subsidiaries to meet the definition of an “investment company” under the Investment Company Act, our portfolio composition may vary from what we initially expect. Our Board has broad discretion to change our investment policies in order for us to achieve our investment objectives.
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
We generally do not expect to make or invest in loans that are not directly or indirectly secured by real estate. We will not make or invest in mortgage loans on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loan, would exceed an amount equal to 85% of the appraised value of the property, as determined by a certified independent appraiser, unless we find substantial justification due to other underwriting criteria. We may find such justification in connection with the purchase of loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and in which the cost of the loan investment does not exceed the fair market value of the underlying property. We will not invest in or make loans unless an appraisal has been obtained concerning the underlying property, except for those loans insured or guaranteed by a government or government agency. In cases in which a majority of our independent directors so determine, and in the event the transaction is with CCO Group, CR V Management, any of our directors or their respective affiliates, the appraisal will be obtained from a certified independent appraiser in order to support our determination of fair market value.
We may invest in commercial mortgage loans, mezzanine loans and other loans related to commercial real estate assets. However, we will not make or invest in any loans that are subordinate to any mortgage or equity interest of CCO Group, CR V

Management, any of our directors or any of its or our affiliates. Commercial mortgage loans are loans secured by a first mortgage lien on commercial properties providing mortgage financing to commercial property developers or owners. These investments may include whole loan participations and/or pari passu participations within such loans. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. We may also opportunistically invest in or originate other commercial real estate-related debt instruments such as subordinated mortgage interests, preferred equity, note financing, unsecured loans to owners and operators of real estate assets, and secured real estate securities such as commercial mortgage-backed securities (“CMBS”) and commercial real estate collateralized loan obligations (“CRE CLOs”). We may also invest in or originate certain syndicated corporate loans, often but not necessarily of real estate operating or finance companies.
In evaluating prospective loan investments, CR V Management will consider factors such as the following:
•the condition and use of the property;
•current and projected cash flows of the property;
•expected levels of rental and occupancy rates;
•potential for rent increases;
•the property’s income-producing capacity;
•the property’s potential for capital appreciation;
•the ratio of the investment amount to the underlying property’s value;
•the degree of liquidity of the investment;
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
We recognize that mezzanine loans or other types of loans that we may invest in may be more subject to risk than first deeds of trust or first priority mortgages on income-producing, fee-simple properties, and we expect to minimize the amount of these types of loans in our portfolio, to the extent that we make or invest in loans at all. CR V Management will evaluate the fact that these types of loans are riskier in determining the rate of interest on the loans. We do not have any policy that limits the amount that we may invest in any single loan or the amount we may invest in loans to any one borrower. We are not limited as to the amount of gross offering proceeds that we may use to invest in or originate loans.
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
Investment in Other Real Estate-Related Securities. To the extent permitted by Section V.D.2 of the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association (the “NASAA REIT Guidelines”), and subject to the limitations set forth in our Charter, we may invest in common and preferred real estate-related equity securities of both publicly traded and private real estate companies. Real estate-related equity securities are generally unsecured and also may be subordinated to other obligations of the issuer. Our investments in real estate-related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer.
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
Borrowing Policies
CR V Management believes that utilizing borrowings to make acquisitions is consistent with our investment objective of maximizing the return to stockholders. By operating on a leveraged basis, we have more funds available for acquiring properties. This allows us to make more investments than would otherwise be possible, potentially resulting in a more diversified portfolio. At the same time, CR V Management believes in utilizing leverage in a moderate fashion. While there is no limitation on the amount we may borrow against any single improved property, our Charter limits our aggregate borrowings to 75% of the cost of our gross assets (or 300% of net assets) (before deducting depreciation or other non-cash reserves) unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with the justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 used to determine our estimated per share NAV as of such date, and for those assets acquired from January 1, 2019 through December 31, 2019, is based on the purchase price. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.8% (50.2% including adjustments to debt for cash and cash equivalents), and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 50.8%. CR V Management intends to target a leverage ratio of 50% of the greater of cost (before deducting depreciation and other non-cash reserves) or fair market value of our gross assets.
CR V Management uses its best efforts to obtain financing on the most favorable terms available to us. CR V Management has substantial discretion with respect to the financing we obtain, subject to our borrowing policies, which have been approved by our Board. Lenders may have recourse to assets not securing the repayment of the indebtedness. CR V Management may elect to refinance properties during the term of a loan, but we expect this would occur only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing mortgage, when an existing mortgage matures or if an attractive asset becomes available and the proceeds from the refinancing can be used to purchase such asset. The benefits of the refinancing may include increased cash flows resulting from reduced debt service requirements and an increase in property ownership if some refinancing proceeds are reinvested in real estate.
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
Disposition Policies
We generally intend to hold each property we acquire for an extended period, generally in excess of five years. Holding periods for other real estate-related assets may vary. Regardless of intended holding periods, circumstances might arise that could cause us to determine to sell an asset before the end of the expected holding period if we believe the sale of the asset would be in the best interests of our stockholders. The determination of whether a particular asset should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing and projected economic conditions, current tenant rolls and tenant creditworthiness, whether we could apply the proceeds from the sale of the asset to acquire other assets, whether disposition of the asset would increase cash flows, and whether the sale of the asset would be a prohibited transaction under the Internal Revenue Code or otherwise impact our status as a REIT for federal income tax purposes. The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. During the year ended December 31, 2019, we disposed of six retail properties and one anchored shopping center for an aggregate gross sales price of $39.2 million, resulting in net cash proceeds of $38.1 million and a gain of $685,000.
Acquisition of Properties from Affiliates of CR V Management
We may acquire properties or interests in properties from, or in co-ownership arrangements with, entities affiliated with CR V Management, including properties acquired from affiliates of CR V Management engaged in construction and development of commercial real properties. We will not acquire any property from an affiliate of CR V Management unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us. The purchase price that we will pay for any property we acquire from affiliates of CR V Management, including property developed by an affiliate of CR V Management as well as property held by such an affiliate that has already been developed, will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate of CR V Management may not exceed the cost of the property to the affiliate, unless a majority of our directors (including a majority of our independent directors) determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2019, we did not purchase any properties from affiliates of our advisor.
Conflicts of Interest
We are subject to various conflicts of interest arising out of our relationship with CR V Management and its affiliates, including conflicts related to the arrangements pursuant to which we will compensate CR V Management and its affiliates. Certain conflict resolution procedures are set forth in our Charter.
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
Interests in Other Real Estate Programs and Other Concurrent Offerings
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT II, a director of CCIT III, CMFT and CIM Income NAV, and president and treasurer of CR V Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CIM Income NAV, CCIT II and CMFT. One of our independent directors, Calvin E. Hollis, also serves as an independent director of CCIT II. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CR V Management and is an officer of certain of its affiliates. In addition, affiliates of CR V Management act as advisors to CMFT, CCIT II, CCIT III and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. All of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CMFT, like us, focuses primarily on the retail sector, while CCIT II and CCIT III focus primarily on the office and industrial sectors and CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.

CCIT II’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on September 17, 2013. CIM Income NAV’s offerings of up to $4.0 billion in shares of common stock were declared effective by the SEC on December 6, 2011, August 26, 2013 and February 10, 2017. CMFT’s initial public offering of up to $2.975 billion in shares of common stock was declared effective by the SEC on January 26, 2012. CCIT III’s initial public offering of up to $3.5 billion in shares of common stock of two classes was declared effective by the SEC on September 22, 2016. CMFT, CCIT II and CCIT III are no longer offering shares for investment to the public as of the date of this Annual Report on Form 10-K.
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
Property acquisition opportunities will be allocated among the real estate programs sponsored by CCO Group pursuant to an asset allocation policy. In the event that an acquisition opportunity has been identified that may be suitable for one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, then an allocation committee, which is comprised of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the acquisition opportunity is most appropriate:
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
If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such acquisition opportunity, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the acquisition opportunity, the Allocation Committee may determine that another program sponsored by CCO Group will be allocated the acquisition opportunity. Our Board has a duty to ensure that the method used for the allocation of the acquisition of properties by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.
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
Other Activities of CR V Management and Its Affiliates
We rely on our advisor, CR V Management, for the day-to-day operation of our business. As a result of the interests of certain members of this entity’s management in CIM or its affiliates, and/or other real estate programs sponsored by CCO Group, and the fact that such persons also are engaged, and will continue to engage, in other business activities, CIM, our advisor and their respective officers, key persons and affiliates may have conflicts of interest in allocating their time and resources among us, CIM, its affiliates and other real estate programs sponsored by CCO Group, as applicable. However, our advisor believes that it, CIM and their respective affiliates, have sufficient personnel to discharge fully their responsibilities to all of the other programs sponsored or operated by CIM, CCO Group or their respective affiliates, and the other ventures in which they are involved.

Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCIT II, and a director of CCIT III, CMFT and CIM Income NAV, is president and treasurer of CR V Management. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director of CIM Income NAV, CCIT II and CMFT. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is vice president of CR V Management and is an officer of certain of its affiliates. As a result, Messrs. Shemesh, Wong and DeBacker may owe duties to these other entities and their stockholders or equity owners, as applicable, which may from time to time conflict with the duties that they owe to us and our stockholders.
Dealer Manager
Because CCO Capital, our dealer manager, is an affiliate of CR V Management, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offerings.
Property Manager
Our properties are, and we anticipate that substantially all the properties we acquire in the future will be, managed and leased by our property manager, CREI Advisors, an affiliate of our advisor, pursuant to property management and leasing agreements with our subsidiaries that hold title to our properties. We expect CREI Advisors to also serve as property manager for properties owned by other real estate programs sponsored by CCO Group, some of which may be in competition with our properties.
Receipt of Fees and Other Compensation by CR V Management and Its Affiliates
We have incurred, and expect to continue to incur, fees and expenses payable to CR V Management and its affiliates in connection with the Offerings and the acquisition and management of our assets, including acquisition and advisory fees, acquisition expenses and operating expenses. A transaction involving the purchase or sale of properties, or the purchase or sale of any other real estate-related asset, will likely result in the receipt of fees and other compensation by CR V Management and its affiliates, including acquisition and advisory fees, disposition fees and/or the possibility of subordinated performance fees. Subject to oversight by our Board, CR V Management will continue to have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, CR V Management may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that acquisition fees will generally be based on the cost of the acquisition and payable to CR V Management and its affiliates regardless of the quality of the properties acquired. The advisory fees are based on the estimated value of our assets which were acquired prior to the “as of” date of the most recent estimated per share NAV and are based on the costs of the assets acquired subsequent to the date of the most recent estimated per share NAV. Basing acquisition fees and advisory fees on the cost or estimated value of our assets may influence CR V Management’s decisions relating to property acquisitions. In addition, the sale of our shares of common stock in the Follow-on Offering resulted in dealer manager fees to CCO Capital, our dealer manager and an affiliate of CR V Management.
Employees
We have no direct employees. The employees of CR V Management and its affiliates provide services to us related to acquisitions and dispositions, property management, asset management, financing, accounting, stockholder relations and administration. The employees of CCO Capital, our dealer manager, provided wholesale brokerage services during the Offering.
We are dependent on CR V Management and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies are unable to provide these services to us, we would be required to obtain such services from other sources.
We reimburse CR V Management and its affiliates for expenses incurred in connection with its provision of administrative, acquisition, disposition, property management, asset management, financing, accounting and stockholder relations services, including personnel costs, subject to certain limitations. During the years ended December 31, 2019, 2018 and 2017, $2.4 million, $3.2 million and $3.1 million, respectively, were recorded for reimbursement of services provided by CR V Management and its affiliates in connection with the operating and financing of our assets. In addition, during the years ended December 31, 2019, 2018 and 2017, $114,000, $873,000 and $1.8 million, respectively, were recorded for the reimbursement of certain third-party and personnel costs allocated in connection with the issuance of shares pursuant to the Offerings.

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
Property Concentrations
As of December 31, 2019, one of our tenants, Walgreens, accounted for 10% of our 2019 annualized rental income. The Company also had certain geographic concentrations in its property holdings. In particular, as of December 31, 2019, 21 of the Company’s properties were located in Texas, which accounted for 13% of our 2019 total annualized rental income. In addition, we had tenants in the discount store, grocery, sporting goods, and pharmacy industries, which comprised 13%, 13%, 11%, and 11%, respectively, of our 2019 annualized rental income.
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
Our stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have not identified all properties or real estate-related assets that they intend to purchase. To be successful in this market, we and our advisor must, among other things:

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
Our shares have limited liquidity and we are not required, through our Charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders should view our shares only as a long-term investment.
There is no public market for our common stock and there may never be one. In addition, although we presently intend to consider alternatives for providing liquidity for our stockholders beginning three to six years following the termination of our initial public offering, we do not have a fixed date or method for providing stockholders with liquidity. If our stockholders are able to find a buyer for their shares, our stockholders will likely have to sell them at a substantial discount to their purchase price. It also is likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Our stockholders should view our shares only as a long-term investment (generally, an investment horizon in excess of five years) because of the generally illiquid nature of the shares.
Our stockholders are limited in their ability to sell their shares pursuant to our share redemption program and may have to hold their shares for an indefinite period of time.
Our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Subject to funds being available, we will limit the number of shares redeemed pursuant to our share redemption program to no more than 5% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemption is being paid. In addition, we intend to limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter, and funding for redemptions for each quarter generally will be limited to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. For the past nine quarters, quarterly redemptions have been honored on a pro rata basis, as requests for redemption have exceeded the quarterly redemption limits described above. Our Board may amend the terms of, suspend, or terminate our share redemption program without stockholder approval upon 30 days’ prior notice, and our management may reject any request for redemption. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit our stockholders’ ability to recover the amount they invested or the fair market value of their shares.
Our estimated per share NAV is an estimate as of a given point in time and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of the Company.
Based on the recommendation from the valuation committee of our Board, which is comprised solely of independent directors, our Board, including all of its independent directors, approves and establishes at least annually an updated estimated per share NAV of the Company’s common stock, which is based on an estimated market value of the Company’s assets less the estimated market value of the Company’s liabilities, divided by the number of shares outstanding. The Company provides this updated estimated per share NAV to assist broker-dealers that participated in the Company’s public offering in meeting their customer account statement reporting obligations under FINRA Rule 2231.
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
There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based primarily on cash flows from operations. The amount of cash available for distributions is affected by many factors, such as the performance of our advisor in selecting acquisitions for us to make, selecting tenants for our properties and securing financing arrangements, our ability to buy properties, the amount of rental income from our properties, and our operating expense levels, as well as many other variables. We may not always be in a position to pay distributions to our stockholders and any distributions we do make may not increase over time. In addition, our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders. There also is a risk that we may not have sufficient cash flows from operations to fund distributions required to maintain our REIT status.
We have paid, and may continue to pay, some or all of our distributions from sources other than cash flows from operations, including borrowings and proceeds from asset sales, which may reduce the amount of capital we ultimately deploy in our real estate operations and may negatively impact the value of our common stock. Additionally, distributions at any point in time may not reflect the current performance of our properties or our current operating cash flow.
To the extent that cash flows from operations have been or are insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay, some of our distributions from sources other than cash flows from operations. Such sources may include borrowings, proceeds from asset sales or the sale of our securities. We have no limits on the amounts we may use to pay distributions from sources other than cash flows from operations. The payment of distributions from sources other than cash provided by operating activities may reduce the amount of proceeds available for acquisitions and operations or cause us to incur additional interest expense as a result of borrowed funds, and may cause subsequent holders of our common stock to experience dilution. This may negatively impact the value of our common stock.
Because the amount we pay in distributions may exceed our earnings and our cash flows from operations, distributions may not reflect the current performance of our properties or our current operating cash flows. To the extent distributions exceed cash flows from operations, distributions may be treated as a return of our stockholders’ investment and could reduce their basis in our common stock. A reduction in a stockholder’s basis in our common stock could result in the stockholder recognizing more gain upon the disposition of his or her shares, which, in turn, could result in greater taxable income to such stockholder.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$12,495	57%	$13,464	53%
Distributions reinvested	9,342	43%	11,732	47%
Total distributions	$21,837	100%	$25,196	100%

Sources of distributions:
Net cash provided by operating activities (1)	$21,837	100%	$23,073	92%
Proceeds from the issuance of debt	—	—%	2,123	8%
Total sources	$21,837	100%	$25,196	100%
———————————

(1)	Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $23.5 million and $23.1 million, respectively.

We have experienced losses in the past, and we may experience additional losses in the future.
We have experienced net losses in the past (calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”)) and we may not be profitable or realize growth in the value of our assets. Many of our losses can be attributed to start-up costs, depreciation and amortization, general and administrative expenses, as well as acquisition expenses incurred in connection with purchasing properties or making other investments. Our ability to sustain profitability is uncertain and together depends on the demand for, and value of, our portfolio of properties. For a further discussion of our operational history and the factors affecting our losses, see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto.
We may suffer from delays in locating suitable acquisitions, which could adversely affect our ability to pay distributions to our stockholders and the value of their investment.
We could suffer from delays in locating suitable acquisitions. Delays we encounter in the selection and/or acquisition of income-producing properties could adversely affect our ability to pay distributions to our stockholders and/or the value of their overall returns. Competition from other real estate investors increases the risk of delays in investing our net offering proceeds. If our advisor is unable to identify suitable acquisitions, we will hold the proceeds we raised in the Offerings in an interest-bearing account or invest the proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than the return we expect from our real estate assets.
It may be difficult to accurately reflect material events that may impact the estimated per share NAV between valuations and, accordingly, we may be selling shares in our DRIP and repurchasing shares at too high or too low a price.
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

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the mortgage loan financing documents applicable to the property, which may constitute an event of default under all of the applicable mortgage loan financing documents, result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner, or allow the bankruptcy court to reject the agreements entered into by the co-owners owning interests in the property;

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
Cybersecurity risks and cyber incidents may adversely affect our business in the event we or the Advisor, our transfer agent or any other party that provides us with essential services experiences cyber incidents, including system failures, or has a deficiency in cybersecurity that causes a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
We, as well as the Advisor, our transfer agent and other parties that provide us with services essential to our operations, are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and stockholder relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. We have implemented processes, procedures and internal controls to help mitigate cyber incidents, but these measures do not guarantee that a cyber incident will not occur or that attempted security breaches or disruptions would not be successful or damaging. A cyber incident could materially adversely impact our business, financial condition, results of operations, cash flows, or our ability to satisfy our debt service obligations or to maintain our level of distributions on common stock. There also may be liability for any stolen assets or misappropriated Company funds or confidential information. Any material adverse effect experienced by the Advisor, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
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

Our advisor and its affiliates face conflicts of interest caused by their compensation arrangements with us, including significant compensation that may be required to be paid to our advisor if our advisor is terminated, which could result in actions that are not in the long-term best interests of our stockholders.
Our advisor and its affiliates are entitled to substantial fees from us under the terms of the advisory agreement. These fees could influence the judgment of our advisor and its affiliates in performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement;

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
Other real estate programs sponsored by CCO Group, as well as CIM and certain of its affiliates, use investment strategies that are similar to ours; therefore, our executive officers and the officers and key personnel of our advisor and its affiliates may face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.
CMFT, CCIT II, CCIT III, CIM Income NAV, and CIM and its affiliates may have investment objectives, strategy and criteria, including targeted asset types, substantially similar to ours. As a result, we may be seeking to acquire properties and real estate-related assets, including mortgage loans, at the same time as CIM or its affiliates, or one or more of the other real estate programs sponsored by CCO Group or its affiliates. Certain of our executive officers and certain officers of our advisor also are executive officers of CIM or its affiliates and other programs sponsored by CCO Group or its affiliates, the general partners of other private investment programs sponsored by CCO Group or its affiliates and/or the advisors or fiduciaries of other real estate programs sponsored by CCO Group or its affiliates. Accordingly, there is a risk that the allocation of acquisition opportunities may result in our acquiring a property that provides lower returns to us than a property purchased by another real estate program sponsored by CCO Group or its affiliates.

In addition, we have acquired, and may continue to acquire, properties in geographic areas where CIM or its affiliates, or other real estate programs sponsored by CCO Group or its affiliates, own properties. If one of these other real estate programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.
Our officers, certain of our directors and our advisor, including its key personnel and officers, face conflicts of interest related to the positions they hold with affiliated and unaffiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, as well as the chairman of the board, chief executive officer and president of CCIT II, and a director of CCIT III, CMFT and CIM Income NAV. One of our directors, Elaine Y. Wong, who is also a principal of CIM, serves as a director for CIM Income NAV, CCIT II and CMFT. Calvin E. Hollis, who serves as one of our independent directors, also serves as a director of CCIT II. In addition, our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CR V Management and is an officer of certain of its affiliates. In addition, affiliates of CR V Management act as advisors to CMFT, CCIT II, CCIT III and/or CIM Income NAV, all of which are public, non-listed REITs sponsored by our sponsor, CCO Group. In addition, all of these programs primarily focus on the acquisition and management of commercial properties subject to long-term net leases to creditworthy tenants and have acquired or may acquire assets similar to ours. CMFT focuses primarily on the retail sector, while CCIT II and CCIT III focus primarily on the corporate office and industrial sectors. CIM Income NAV focuses primarily on commercial properties in the retail, office and industrial sectors. Nevertheless, the investment strategy used by each REIT would permit them to purchase certain properties that may also be suitable for our portfolio.
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
An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal controls that we believe require remediation. If we discover such weaknesses, we will make efforts to improve our internal controls in a timely manner. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can only provide reasonable, not absolute, assurance that the objectives of the system are met. Any failure to maintain effective internal controls, or implement any necessary improvements in a timely manner, could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock, or cause us to not meet our reporting obligations. Ineffective internal controls could also cause holders of our securities to lose confidence in our reported financial information, which would likely have a negative effect on our business.
Risks Related to Our Corporate Structure
Our Charter permits our Board to authorize the issuance of stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our Charter permits our Board to authorize the issuance of up to 500,000,000 shares of stock, of which (i) 245,000,000 shares are designated as Class A common stock, (ii) 245,000,000 shares are designated as Class T common stock, and (iii) 10,000,000 shares are classified as preferred stock. In addition, our Board, without any action by our stockholders, may amend our Charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms and conditions of redemption of any such stock. Shares of our common stock shall be subject to the express terms of any series of our preferred stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, our Board could authorize the issuance of preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing the removal of incumbent management or a change of control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium to the purchase price of our common stock for our stockholders.
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
In order for us to not meet the definition of an “investment company” and avoid regulation under the Investment Company Act, we must engage primarily in the business of buying real estate, and these investments must be made within one year after the end of the Offering. To avoid meeting the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. Similarly, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our Board may not be able to change our investment policies as they may deem appropriate if such change would cause us to meet the definition of an “investment company.” In addition, a change in the value of any of our assets could negatively affect our ability to avoid being required to register as an investment company. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Our Charter authorizes 500,000,000 shares of stock, of which 245,000,000 shares are designated as Class A common stock, 245,000,000 shares are designated as Class T common stock and 10,000,000 shares are classified as preferred stock. Subject to any limitations set forth under Maryland law, our Board may amend our Charter from time to time to increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock that we have authority to issue, or classify or reclassify any unissued shares into other classes or series of stock without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board, except that the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction. Our stockholders will suffer dilution of their equity investment in us in the event that we (1) continue to issue shares pursuant to our Second and Amended Restated DRIP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of our common stock to our advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement or (5) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership. In addition, the partnership agreement of our operating partnership contains provisions that would allow, under certain circumstances, other entities, including other real estate programs sponsored or operated by CCO Group, to merge into or cause the exchange or conversion of their interest in that entity for interests of our operating partnership. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.
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
General Risks Related to Real Estate Assets
Adverse economic, regulatory and geographic conditions that have an impact on the real estate market in general may prevent us from being profitable or from realizing growth in the value of our real estate properties, and could have a significant negative impact on us.
Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•
changes in international, national or local economic or geographic conditions (including as a result of the outbreak of the novel strain of coronavirus (“COVID-19”) that began in the fourth quarter of 2019;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate assets generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
The outbreak of COVID-19 that began in the fourth quarter of 2019 has led to an economic slowdown in the United States and could likely lead to a recession. During periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak will exacerbate the negative impacts that a slow down or recession will have on us. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from being profitable or growing the values of our real estate properties, and our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions to our stockholders may be significantly negatively impacted.

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
As of December 31, 2019, we had derived approximately:

•	10% of our 2019 annualized rental income from Walgreens;

•	13%, 13%, 11%, and 11% of our 2019 annualized rental income from tenants in the discount store, grocery, sporting goods, and pharmacy industries, respectively; and

•	13% of our 2019 gross annualized rental revenues from tenants in Texas.
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
The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.

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
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback might be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flows and the amount available for distributions to our stockholders.
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
In connection with the acquisition of properties, we may assume existing liabilities, some of which may have been unknown or unquantifiable at the time of the transaction. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants or other persons dealing with the sellers prior to our acquisition of the properties, tax liabilities, and accrued but unpaid liabilities whether incurred in the ordinary course of business or otherwise. If the magnitude of such unknown liabilities is high, either singly or in the aggregate, it could adversely affect our business, financial condition, liquidity and results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for leasing commissions, tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we could be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the net proceeds from the Offerings to buy real estate and real estate-related assets and to pay various fees and expenses. We intend to reserve only approximately 0.1% of the gross proceeds from the Offerings for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain funds from other sources, such as cash flows from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, we may be required to defer necessary improvements to a property, which may cause that property to suffer from a greater risk of obsolescence or a decline in value, or a greater risk of decreased operating cash flows as a result of fewer potential tenants being attracted to the property. If this happens, our assets may generate lower cash flows or decline in value, or both.
We may be unable to successfully expand our operations into new markets.
Each of the risks described in the previous risk factors that are applicable to our ability to acquire and successfully integrate and operate properties in the markets in which our properties are located are also applicable to our ability to acquire and successfully integrate and operate properties in new markets. In addition to these risks, we may not possess the same level of familiarity with the dynamics and market conditions of certain new markets that we may enter, which could adversely affect our ability to expand into those markets. We may be unable to build a significant market share or achieve a desired return on our assets in new markets. If we are unsuccessful in expanding into new markets, it could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
Real estate assets are, in general, relatively illiquid and may become even more illiquid during periods of economic downturn. As a result, we may not be able to sell our properties quickly or on favorable terms in response to changes in the economy or other conditions when it otherwise may be prudent to do so. In addition, certain significant expenditures generally do not change in response to economic or other conditions, including debt service obligations, real estate taxes, and operating and maintenance costs. This combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings. Further, as a result of the 100% prohibited transactions tax applicable to REITs, we intend to hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be favorable. Therefore, we may be unable to adjust our portfolio promptly in response to economic, market or other conditions, which could adversely affect our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
As of December 31, 2019, approximately 65.7% of our tenants were not rated or did not have an investment-grade credit rating from a major ratings agency or were not affiliates of companies having an investment-grade credit rating. Our properties with such tenants may have a greater risk of default and bankruptcy than properties leased exclusively to investment-grade tenants. When we acquire properties where the tenant does not have a publicly available credit rating, we will use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (e.g., financial ratios, net worth, revenue, cash flows, leverage and liquidity, if applicable). If our ratings estimates are inaccurate, the default or bankruptcy risk for the subject tenant may be greater than anticipated. If our lender or a credit rating agency disagrees with our ratings estimates, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
We are exposed to risks related to increases in market lease rates and inflation, as income from long-term leases is the primary source of our cash flows from operations.
Leases of long-term duration or which include renewal options that specify a maximum rate increase may result in below-market lease rates over time if we do not accurately estimate inflation or market lease rates. Provisions of our leases designed to mitigate the risk of inflation and unexpected increases in market lease rates, such as periodic rental increases, may not adequately protect us from the impact of inflation or unexpected increases in market lease rates. If we are subject to below-market lease rates on a significant number of our properties pursuant to long-term leases and our operating and other expenses are increasing faster than anticipated, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected.
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

Increased operating expenses could reduce cash flows from operations and funds available to acquire properties or make distributions.
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

•
Real Estate Markets — The properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in our earnings.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
Local real property tax assessors may reassess our properties, which may result in increased taxes. Generally, property taxes increase as property values or assessment rates change, or for other reasons deemed relevant by property tax assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, renewal leases or future leases may not be negotiated on the same basis. Tax increases not passed through to tenants could have a materially adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain the level of distributions on our common stock.
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
Many of our leases provide for increases in rent as a result of increases in the tenant’s sales volume. There likely will be numerous other retail properties within the market area of such properties that will compete with our tenants for customer business. In addition, traditional retailers face increasing competition from alternative retail channels, including internet-based retailers and other forms of e-commerce, factory outlet centers, wholesale clubs, mail order catalogs and television shopping networks, which could adversely impact our retail tenants’ sales volume. Such competition could negatively affect such tenants’ ability to pay rent or the amount of rent paid to us. This could result in decreased cash flows from tenants, thus affecting cash available for distributions to our stockholders and the amount of distributions we pay.
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
Terrorist attacks, acts of violence or war or public health crises may affect the markets in which we operate and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
The strength and profitability of our business depends on demand for and the value of our properties. Terrorist attacks, acts of war and public health crises (including the recent COVID-19 outbreak) may result in declining economic activity, which could harm the demand for and the value of our properties and may negatively affect our operations and our stockholders’ investments. We may acquire real estate assets located in areas that are susceptible to terrorist attacks or acts of war. These attacks may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.
More generally, any terrorist attack, other act of violence or war, or public health crisis (such as the COVID-19 outbreak) could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy, all of which could adversely affect our tenants’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices, which could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our retail properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.
The profitability of our retail  properties depends, in part, on the willingness of customers to visit our tenants’ businesses. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause employees or customers to avoid our properties, which could adversely affect foot traffic to our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events could adversely impact tenants’ sales and/or cause the temporary closure or slowdown of our tenants’ businesses, which could severely disrupt their operations and have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks that affect the retail real estate environment generally.
Our business has historically focused on retail real estate. As such, we are subject to certain risks that can affect the ability of our retail properties to generate sufficient revenue to meet our operating and other expenses, including debt service, to make capital expenditures and to make distributions to our shareholders. We face continuing challenges because of changing consumer preferences and because the conditions in the economy affect employment growth and cause fluctuations and variations in retail sales and in business and consumer confidence and consumer spending on retail goods. In general, a number of factors can negatively affect the income generated by a retail property or the value of a property, including: a downturn in the national, regional or local economy; a decrease in employment or consumer confidence or spending; increases in operating costs, such as common area maintenance, real estate taxes, utility rates and insurance premiums; higher energy or fuel costs resulting from adverse weather conditions, natural disasters, geopolitical concerns, terrorist activities and other factors; changes in interest rate levels and the cost and availability of financing; a weakening of local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants; trends in the retail industry; seasonality; changes in perceptions by retailers or shoppers of the safety, convenience and attractiveness of a retail property; perceived changes in the convenience and quality of competing retail properties and other retailing options such as internet shopping or other strategies, such as using smartphones or other technologies to determine where to make and to assist in making purchases; the ability of our tenants to meet shoppers’ demands for quality, variety, and product availability, which may be impacted by supply chain disruptions; and changes in laws and regulations applicable to real property, including tax and zoning laws. For example, in early 2020, a global outbreak of COVID-19 occurred, leading to travel restrictions and plant shutdowns, all of which have impacted, and could continue to impact, our tenants’ supply chains and, ultimately, retail product availability. Fears related to this COVID-19 outbreak have impacted, and may continue to impact, shoppers’ willingness to visit our retail properties, and the continued spread of the virus has resulted in property shutdowns and may result in additional shutdowns of our retail properties, particularly in certain geographies reporting increasing diagnoses of the virus or related illnesses. The extent of the outbreak and its impact on our tenants and our operations is uncertain, but a prolonged outbreak could continue to have a material impact.
Changes in one or more of the aforementioned factors can lead to a decrease in the revenue or income generated by our properties and can have a material adverse effect on our financial condition and results of operations. Many of these factors could also specifically or disproportionately affect one or more of our tenants, which could decrease operating performance, reduce property revenue and affect our results of operations. If the estimated future cash flows related to a particular property are significantly reduced, we may be required to reduce the carrying value of the property.
Downturns in the retail industry likely will have a direct adverse impact on our revenues and cash flow.
Our retail properties currently owned consist primarily of necessity retail properties and anchored shopping centers. Our retail performance therefore is generally linked to economic conditions in the market for retail space. The market for retail space could be adversely affected by any of the following:

•
weakness in the national, regional and local economies, and declines in consumer confidence which could adversely impact consumer spending and retail sales and in turn tenant demand for space and could lead to increased store closings;

•	changes in market rental rates;

•	changes in demographics (including the number of households and average household income) surrounding our shopping centers;

•	adverse financial conditions for anchored shopping centers and other retail, service, medical or restaurant tenants;

•	continued consolidation in the retail and grocery sector;

•	excess amount of retail space in our markets;

•	reduction in the demand by tenants to occupy our shopping centers as a result of reduced consumer demand for certain retail formats;

•
increase in e-commerce and alternative distribution channels may negatively affect out tenant sales or decrease the square footage our tenants require and could lead to margin pressure on our anchored shopping centers, which could lead to store closures;

•	the impact of an increase in energy costs on consumers and its consequential effect on the number of shopping visits to our centers;

•	a pandemic or other health crisis, such as the recent outbreak of COVID-19; and

•	consequences of any armed conflict involving, or terrorist attack against, the United States.
To the extent that any of these conditions occur, they are likely to impact market rents for retail space, occupancy in our retail properties, our ability to sell, acquire or develop retail properties, and our cash available for distributions to stockholders.
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
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows from operations.
In some instances, we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default on its obligations under the financing, which could negatively impact cash flows from operations. Even in the absence of a purchaser default, the distribution of sale proceeds or their reinvestment in other assets will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Changes in accounting standards may adversely impact our financial condition and/or results of operations.
We are subject to the rules and regulations of the Financial Accounting Standards Board (“FASB”) related to GAAP. Various changes to GAAP are constantly being considered, some of which could materially impact our reported financial condition and/or results of operations. Also, to the extent that public companies in the United States would be required in the future to prepare financial statements in accordance with International Financial Reporting Standards instead of the current GAAP, this change in accounting standards could materially affect our financial condition or results of operations.
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
In addition, our properties are subject to various federal, state and local regulatory requirements, such as state and local earthquake, fire and life safety requirements. If we were to fail to comply with these various requirements, we might incur governmental fines or private damage awards. If we incur substantial costs to comply with the ADA or any other regulatory requirements, our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock could be materially adversely affected. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties.
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
The capital and credit markets have experienced extreme volatility and disruption as a result of the global outbreak of COVID-19. We believe that such volatility and disruption are likely to continue into the foreseeable future. Market volatility and disruption could hinder our ability to obtain new debt financing or refinance our maturing debt on favorable terms or at all or to raise debt and equity capital. Our access to capital will depend upon a number of factors, including:

•	general market conditions;

•	government action or regulation, including changes in tax law;

•	the market’s perception of our future growth potential;

•	the extent of stockholder interest;

•	analyst reports about us and the REIT industry;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	our current debt levels and changes in our credit ratings, if any;

•	our current and expected future earnings; and

•	our cash flows and cash distributions, including our ability to satisfy the dividend requirements applicable to REITs.
If we are unable to obtain needed capital on satisfactory terms or at all, we may not be able to meet our obligations and commitments as they mature or make any new acquisitions.
High interest rates may make it difficult for us to finance or refinance assets, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
We run the risk of being unable to finance or refinance our assets on favorable terms or at all. If interest rates are high when we desire to mortgage our assets or when existing loans come due and the assets need to be refinanced, we may not be able to, or may choose not to, finance the assets and we would be required to use cash to purchase or repay outstanding obligations. Our inability to use debt to finance or refinance our assets could reduce the number of assets we can acquire, which could reduce our operating cash flows and the amount of cash distributions we can make to our stockholders. Higher costs of capital also could negatively impact our operating cash flows and returns on our assets.

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
We may not be able to generate sufficient cash flows to meet our debt service obligations.
Our ability to make payments on and to refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash. To a certain extent, our cash flows are subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control.
We cannot assure our stockholders that our business will generate sufficient cash flows from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.
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
As a result, we may not be able to refinance our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flows from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying any strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or maintain our level of distributions on our common stock.
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
Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
Our ability to dispose of a property during the first few years following its acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including CR V OP, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including CR V OP, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders. Our concern over paying the prohibited transactions tax may cause us to forgo disposition opportunities that would otherwise be advantageous if we were not a REIT. As of December 31, 2019, our dispositions were not subject to the prohibited transaction tax.
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
If our stockholders participate in our DRIP, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in shares of our common stock that does not represent a return of capital. In addition, our stockholders may be treated, for U.S. federal tax purposes, as having received an additional distribution to the extent the shares are purchased at a discount from fair market value. Such an additional deemed distribution could cause our stockholders to be subject to additional income tax liability. Unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability arising as a result of the distributions reinvested in our shares.
Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
Income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates are generally subject to tax at preferential rates. Dividends payable by REITs, however, generally are not eligible for the preferential tax rates applicable to qualified dividend income (but under the “Tax Cuts and Jobs Act”, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the preferential rates continue to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs.
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
In addition, the Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act made major changes to the Internal Revenue Code, including a number of provisions of the Internal Revenue Code that affect the taxation of REITs and their stockholders. Among the changes made by the Tax Cuts and Jobs Act are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other noncorporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The Tax Cuts and Jobs Act also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The Tax Cuts and Jobs Act also made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our stockholders.
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
Mezzanine loans may not qualify as real estate assets and could adversely affect our status as a REIT.
We may invest in mezzanine loans, for which the IRS has provided a safe harbor, but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, the IRS will treat the mezzanine loan as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. To the extent that any mezzanine loans do not meet all of the requirements for reliance on the safe harbor, such loans may not be real estate assets and could adversely affect our qualification as a REIT.

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
Distributions to tax-exempt stockholders may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to the shares of our common stock nor gain from the sale of the shares of our common stock should generally constitute unrelated business taxable income (“UBTI”) to a tax-exempt stockholder. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if the shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•
part of the income and gain recognized by a tax-exempt stockholder with respect to the shares of our common stock would constitute UBTI if the stockholder incurs debt in order to acquire the shares of our common stock; and

•
part or all of the income or gain recognized with respect to the shares of our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as UBTI.
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
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially. If the property taxes we pay increase and if any such increase is not reimbursable under the terms of our lease, then our cash flows will be negatively impacted, which in turn could have a material adverse effect on our business, financial condition, results of operations, cash flows or our ability to satisfy our debt service obligations or to maintain our level of distributions on our common stock.
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
If stockholders invest in our common stock through an IRA or other retirement plan, they may be limited in their ability to withdraw required minimum distributions.
If stockholders invest in our common stock with assets of a retirement plan or IRA, federal law may require them to withdraw required minimum distributions from such plan or account in the future. Our common stock will be highly illiquid, and our share redemption program only offers limited liquidity. If stockholders require liquidity, they may generally sell their shares, but such sale may be at a price less than the price at which they initially purchased their common stock. If stockholders fail to withdraw required minimum distributions from their plan or account, they may be subject to certain taxes and tax penalties.

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
Market Information
As of March 16, 2020, we had approximately 17.0 million shares of common stock outstanding (15.0 million Class A Shares and 2.0 million Class T Shares), held by a total of 8,451 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., which serves as our registrar and transfer agent.
There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the primary portion of the Follow-On Offering, we issued shares of our common stock at the most recent estimated per share NAV as determined by our Board, plus applicable selling commissions and dealer manager fees. Pursuant to the Second Amended and Restated DRIP, we issue shares of our common stock at the most recently disclosed estimated per share NAV as determined by our Board. Effective December 31, 2018, the primary portion of the Follow-on Offering was terminated. We intend to continue to issue shares of our common stock pursuant to the Second Amended and Restated DRIP at the estimated per share NAV as determined by our Board. As of December 31, 2019, the most recent estimated per share NAV was $19.64 for both Class A Shares and Class T Shares, which was established on March 20, 2019, using a valuation date of December 31, 2018.
To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Internal Revenue Code or an individual retirement account or annuity described in Section 408 of the Internal Revenue Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we will publicly disclose and provide reports, as requested, of our determination of the most recent estimated share value to those fiduciaries who request such reports. Furthermore, in order for FINRA members and their associated persons to participate in the Offerings, we are required pursuant to FINRA Rule 5110 to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to FINRA Rule 2231, we are required to publish an updated estimated per share NAV on at least an annual basis. Our Board will make decisions regarding the valuation methodology to be employed, who will perform valuations of our assets and the frequency of such valuations; provided, however, that the determination of the estimated per share NAV must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert and must be derived from a methodology that conforms to standard industry practice. Our Board established an updated estimated per share NAV on March 25, 2020 of $19.64 for both Class A Shares and Class T Shares using a valuation date of December 31, 2019, using a methodology that conformed to standard industry practice. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $19.64 per share if a market did exist.
In determining the estimated per share NAVs as of December 31, 2018 and December 31, 2019, our Board considered information and analysis, including valuation materials that were provided by Duff & Phelps, LLC, information provided by CR V Management and the estimated per share NAV recommendation made by the valuation, compensation and affiliate transactions committee of our Board, which committee is comprised of all of our independent directors. See our Current Reports on Form 8-K, filed with the SEC on March 26, 2019 and March 30, 2020, for additional information regarding Duff & Phelps, LLC and its valuation materials.
Share Redemption Program
Our Board has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances, subject to the conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock unless and until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders may present all, or a portion, of their shares consisting of at least the lesser of (1) 25% of the stockholder’s shares; or (2) a number of shares with an aggregate redemption price of at least $2,500, to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our sponsor, our Board, or our advisor or its affiliates any fees to complete any transactions under our share redemption program.

The per share redemption price (other than for shares purchased pursuant to our DRIP) depends on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recently determined estimated per share NAV; after two years from the purchase date, 97.5% of the most recently determined estimated per share NAV; and after three years from the purchase date, 100% of the most recently determined estimated per share NAV. During this time period, the redemption price for shares purchased pursuant to our DRIP will be 100% of the most recently determined estimated per share NAV. In each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock. The estimated per share NAV for purposes of our share redemption program as of December 31, 2019 was $19.64 per share for both Class A Shares and Class T Shares, which was determined by our Board on March 20, 2019 using a valuation date of December 31, 2018. As a result of our Board’s determination of an updated estimated per share NAV of our shares of common stock on March 25, 2020, the estimated per share NAV of $19.64 for both Class A Shares and Class T Shares, as of December 31, 2019, will continue to serve as the most recent estimated per share NAV for purposes of the share redemption program, effective March 30, 2020, until such time as our Board determines a new estimated per share NAV.
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
In the event of the death of a stockholder, we must receive notice from the stockholder’s estate within 270 days after the stockholder’s death in order to be eligible for a redemption due to a stockholder’s death. Shares redeemed in connection with a stockholder’s death will be redeemed at a purchase price per share equal to 100% of the estimated per share NAV.
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
Our Board may choose to amend, suspend or terminate our share redemption program at any time upon 30 days’ notice to our stockholders. Additionally, we will be required to discontinue sales of shares under our Second Amended and Restated DRIP on the date we sell all of the shares registered for sale under our Second Amended and Restated DRIP, unless we register additional DRIP shares to be offered pursuant to an effective registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our DRIP, net of shares redeemed to date, the discontinuance or termination of our DRIP will adversely affect our ability to redeem shares under the share redemption program. We will notify our stockholders of such developments (1) in our next annual or quarterly report or (2) by means of a separate mailing, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
We received redemption requests for approximately 901,000 shares for $17.7 million in excess of the net proceeds we received from issuance of shares under the DRIP during the three months ended December 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 3.5 million shares, of which we redeemed approximately 376,000 shares as of December 31, 2019 for approximately $7.4 million (at an average redemption price of $19.58 per share) and approximately 98,000 shares subsequent to December 31, 2019 for approximately $1.9 million (at an average redemption price of $19.61 per share). The remaining redemption requests relating to approximately 3.0 million shares went unfulfilled. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 1.4 million shares, of which we redeemed approximately 396,000 shares as of December 31, 2018 for approximately $8.7 million (at an average redemption price of $22.02 per share) and approximately 132,000 shares subsequent to December 31, 2018 for approximately $2.9 million (at an average redemption price of $22.09 per share). The remaining redemption requests relating to approximately 885,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program set forth above. We funded the redemptions in 2019 and 2018 with proceeds from our DRIP. During the years ended December 31, 2019 and 2018, we issued approximately 459,000 and 519,000 shares of common stock, respectively, under our DRIP for proceeds of $9.3 million and $11.7 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets, net of any redemptions paid.

During the three-month period ended December 31, 2019, we redeemed shares as follows:

Period	Share Class	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
November 1, 2019 - November 30, 2019
	Class A Shares	99,841	$19.59	99,841	(1)
	Class T Shares	3,738	$19.20	3,738	(1)
December 1, 2019 - December 31, 2019
	Class A Shares	—	$—	—	(1)
	Class T Shares	—	$—	—	(1)
Total		103,579		103,579
____________________________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Share Redemptions in this Annual Report on Form 10-K, and Note 12 — Stockholders’ Equity to our consolidated financial statements in this Annual Report on Form 10-K for additional share redemption information.
Distributions
We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2014. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). One of our primary goals is to pay regular (monthly) distributions to our stockholders.
See Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions in this Annual Report on Form 10-K for additional information on distributions.
For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. In addition, the amount of distributions in excess of U.S. stockholders’ tax basis in their shares will be taxable as a capital gain realized from the sale of those shares. See Note 13 — Income Taxes to our consolidated financial statements in this Annual Report on Form 10-K for the character of the distributions paid during the years ended December 31, 2019, 2018 and 2017.
The following table shows the distributions declared on a per share basis during the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share data):

Year Ending December 31,	Share Class	Total Distributions Declared	Distributions Declared per Common Share
2019	Class A Shares	$19,154	$1.277
	Class T Shares	$2,132	$1.277
2018	Class A Shares	$23,066	$1.575
	Class T Shares	$2,301	$1.575
2017	Class A Shares	$21,430	$1.575
	Class T Shares	$1,120	$1.575

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate assets, net	$607,555	$632,556	$592,908	$474,090	$460,368
Cash and cash equivalents	$3,485	$2,509	$1,173	$19,161	$10,110
Total assets	$622,241	$645,721	$603,177	$499,210	$475,153
Credit facility and notes payable, net	$342,511	$348,492	$308,559	$253,918	$268,463
Intangible lease liabilities, net	$3,275	$3,497	$4,019	$3,708	$4,249
Total liabilities	$360,229	$362,259	$320,516	$264,608	$299,593
Stockholders’ equity	$252,486	$272,989	$272,418	$223,352	$168,283
Operating Data:
Total revenues	$55,160	$54,352	$45,370	$40,438	$35,616
Total operating expenses	$37,809	$40,846	$32,310	$29,345	$27,295
Gain (loss) on disposition of real estate, net	$685	$(421)	$—	$—	$—
Operating income	$18,036	$13,085	$13,060	$11,093	$8,321
Net income (loss)	$3,555	$(1,064)	$1,509	$(1,185)	$(2,075)
Cash Flow Data:
Net cash provided by operating activities	$23,452	$23,073	$16,033	$11,399	$9,849
Net cash provided by (used in) investing activities	$6,154	$(63,169)	$(134,135)	$(28,196)	$(87,750)
Net cash (used in) provided by financing activities	$(28,571)	$41,483	$100,366	$25,588	$81,458
Per Common Share Data:
Class A Common Stock:
Net income (loss)	$3,463	$(614)	$1,606	$(1,161)	$(2,075)
Basic and diluted weighted average number of common shares outstanding	14,994,731	14,645,909	13,605,267	11,009,047	7,958,164
Basic and diluted net income (loss) per common share	$0.23	$(0.04)	$0.12	$(0.11)	$(0.26)
Distributions declared per common share	$1.277	$1.575	$1.575	$1.575	$1.575
Class T Common Stock:
Net income (loss) (1)	$92	$(450)	$(97)	$(24)	$—
Basic and diluted weighted average number of common shares outstanding (1), (2)	1,949,340	1,701,291	834,963	72,998	—
Basic and diluted net income (loss) per common share (1), (2)	$0.05	$(0.26)	$(0.12)	$(0.32)	$—
Distributions declared per common share (1), (2)	$1.277	$1.575	$1.575	$1.011	$—
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6. Selected Financial Data in this Annual Report on Form 10-K and our accompanying consolidated financial statements and notes thereto. See also the Cautionary Note Regarding Forward-Looking Statements section preceding Part I of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
We were formed on December 12, 2012 and we elected to be taxed, and currently qualify, as a REIT for federal income tax purposes commencing with our taxable year ended December 31, 2014. We commenced our principal operations on March 18, 2014, when we satisfied the minimum offering conditions of our escrow agreement and issued approximately 110,000 shares of our common stock in the Initial Offering. We have no paid employees and are externally managed by CR V Management. CIM indirectly owns and/or controls CR V Management; our dealer manager, CCO Capital; our property manager, CREI Advisors; and CCO Group.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 98.3% of our rentable square feet was under lease as of December 31, 2019 (including any month-to-month agreements) with a weighted average remaining lease term of 10.2 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
Operating Highlights and Key Performance Indicators
2019 Activity

•	Acquired 14 properties for an aggregate purchase price of $30.6 million.

•	Disposed of six retail properties and one anchored shopping center for an aggregate sales price of $39.2 million.

•	Reduced total debt by $6.5 million, from $350.6 million to $344.1 million.
Portfolio Information
As of December 31, 2019, we owned 148 properties comprising approximately 3.4 million rentable square feet of commercial space located in 34 states, which were 98.3% leased (including any month-to-month agreements) and had a weighted average remaining lease term of 10.2 years. During the year ended December 31, 2019, we disposed of seven properties for an aggregate gross sales price of $39.2 million.

The following table shows the property statistics of our real estate assets as of December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Number of commercial properties	148	141
Rentable square feet (in thousands) (1)	3,415	3,458
Percentage of rentable square feet leased	98.3%	98.8%
Percentage of investment-grade tenants (2)	34.3%	37.4%
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
The following table summarizes our real estate acquisition activity during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Commercial properties acquired	14	6
Purchase price of acquired properties (in thousands)	$30,640	$71,428
Rentable square feet of acquired properties (in thousands) (1)	110	351
____________________________________
(1) Includes square feet of buildings on land parcels subject to ground leases.
The following table shows the tenant diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Leased	Annualized	Annualized	2019
	Number	Square Feet (2)	Rental Income	Rental Income	Annualized
Tenant	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Walgreens	13	191	$4,757	$24.91	10%
United Oil	1	20	3,777	188.85	8%
Dollar General	31	284	2,760	9.72	6%
BJ’s Wholesale Club	1	123	1,836	14.93	4%
Family Dollar	7	134	1,535	11.46	3%
Bob Evans	1	41	1,342	32.73	3%
Academy Sports	2	134	1,310	9.78	3%
Fresh Thyme Farmers Market	2	58	1,273	21.95	3%
Duluth Trading Company	3	45	1,201	26.69	2%
Camping World	1	45	1,145	25.44	2%
Other	126	2,282	27,347	11.98	56%
	188	3,357	$48,283	$14.38	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the tenant industry diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Leased	Annualized	Annualized	2019
	Number	Square Feet (2)	Rental Income	Rental Income	Annualized
Industry	of Leases (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
Discount store	46	611	$6,264	$10.25	13%
Grocery	12	531	6,258	11.79	13%
Sporting goods	7	393	5,213	13.26	11%
Pharmacy	14	204	5,140	25.20	11%
Gas and convenience	1	20	3,777	188.85	8%
Home furnishings	10	213	3,003	14.10	6%
Apparel and jewelry	14	236	2,923	12.39	6%
Home and garden	9	266	2,458	9.24	5%
Casual dining	14	88	2,254	25.61	5%
Warehouse clubs	2	145	2,211	15.25	4%
Other	59	650	8,782	13.51	18%
	188	3,357	$48,283	$14.38	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.
The following table shows the geographic diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Rentable	Annualized	Annualized	2019
	Number of	Square Feet (1)	Rental Income	Rental Income	Annualized
Location	Properties	(in thousands)	(in thousands)	per Square Foot (1)	Rental Income
Texas	21	392	$6,370	$16.25	13%
California	13	20	3,777	188.85	8%
Michigan	7	220	3,321	15.10	7%
Florida	3	173	3,148	18.20	6%
Indiana	9	245	2,915	11.90	6%
Louisiana	5	268	2,769	10.33	6%
Illinois	7	203	2,535	12.49	5%
Kentucky	2	188	2,339	12.44	5%
Oklahoma	2	192	2,254	11.74	5%
Wisconsin	3	164	1,963	11.97	4%
Other	76	1,350	16,892	12.51	35%
	148	3,415	$48,283	$14.14	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the property type diversification of our real estate portfolio, based on annualized rental income, as of December 31, 2019:

			2019	2019	Percentage of
	Total	Rentable	Annualized	Annualized	2019
	Number of	Square Feet	Rental Income	Rental Income	Annualized
Property Type	Properties	(in thousands) (1)	(in thousands)	per Square Foot (1)	Rental Income
Retail	141	2,492	$37,842	$15.19	78%
Anchored shopping centers	7	923	10,441	11.31	22%
	148	3,415	$48,283	$14.14	100%
____________________________________
(1) Includes square feet of the buildings on land parcels subject to ground leases.
Leases
Although there are variations in the specific terms of the leases of our properties, the following is a summary of the general structure of our current leases. Generally, the leases of the properties acquired provide for initial terms of ten or more years and provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term. Certain leases also provide that in the event we wish to sell the property subject to that lease, we first must offer the lessee the right to purchase the property on the same terms and conditions as any offer which we intend to accept for the sale of the property. The properties are generally leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance, while certain of the leases require us to maintain the roof, structure and parking areas of the building. Additionally, certain leases provide for increases in rent as a result of fixed increases, increases in the consumer price index, and/or increases in the tenant’s sales volume. The leases of the properties provide for annual rental payments (payable in monthly installments) ranging from $8,000 to $1.8 million (average of $215,000). Certain leases provide for limited increases in rent as a result of fixed increases or increases in the consumer price index.
The following table shows lease expirations of our real estate portfolio, as of December 31, 2019, during each of the next ten years and thereafter, assuming no exercise of renewal options:

			2019
	Total	Leased	Annualized	2019	Percentage of
	Number	Square Feet	Rental Income	Annualized	2019
	of Leases	Expiring (2)	Expiring	Rental Income	Annualized
Year of Lease Expiration	Expiring (1)	(in thousands)	(in thousands)	per Square Foot (2)	Rental Income
2020	11	37	$523	$14.14	1%
2021	13	116	1,174	10.12	2%
2022	12	132	1,629	12.34	3%
2023	11	92	1,286	13.98	3%
2024	22	318	3,801	11.95	8%
2025	14	278	2,373	8.54	5%
2026	6	247	2,248	9.10	5%
2027	9	339	3,249	9.58	7%
2028	9	121	1,509	12.47	3%
2029	32	403	5,735	14.23	12%
Thereafter	49	1,274	24,756	19.43	51%
	188	3,357	$48,283	$14.38	100%
____________________________________

(1)	Includes leases which are master lease agreements.

(2)	Includes square feet of the buildings on land parcels subject to ground leases.

The following table shows the economic metrics of our real estate assets as of and for the years ended December 31, 2019 and 2018:

	2019	2018
Economic Metrics
Weighted-average lease term (in years) (1)	10.2	10.5
Lease rollover (1)(2):
Annual average	3.5%	2.6%
Maximum for a single year	7.9%	3.4%
____________________________________

(1)	Based on annualized rental income of our real estate portfolio as of December 31, 2019 and 2018.

(2)	Through the end of the next five years as of the respective reporting date.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operations of properties other than those listed in Part I, Item 1A — Risk Factors. Due to the recent outbreak of COVID-19 in the United States and globally, our tenants, our operating partners, and we may be impacted. The impact of COVID-19 on our future results could be significant and will largely depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the success of action taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.
For a comparison of the years ended December 31, 2018 and 2017, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Same Store Analysis
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate assets. We review our stabilized operating results, measured by net operating income, from properties that we owned for the entirety of both the current and prior year reporting periods, referred to as “same store” properties, and we believe that the presentation of operating results for same store properties provides useful information to stockholders. Net operating income is a supplemental non-GAAP financial measure of a real estate company’s operating performance. Net operating income is considered by management to be a helpful supplemental performance measure, as it enables management to evaluate the impact of occupancy, rents, leasing activity, and other controllable property operating results at our real estate properties, and it provides a consistent method for the comparison of our properties. We define net operating income as operating revenues less operating expenses, which exclude (i) depreciation and amortization, (ii) interest expense and other non-property related revenue and expense items such as (a) general and administrative expenses, (b) advisory fees, and (c) transaction-related expenses. Our net operating income may not be comparable to that of other REITs and should not be considered to be more relevant or accurate in evaluating our operating performance than the current GAAP methodology used in calculating net income (loss). In determining the same store property pool, we include all properties that were owned for the entirety of both the current and prior reporting periods, except for properties during the current or prior year that were under development or redevelopment.

Comparison of the Years Ended December 31, 2019 and 2018
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	Total
	For the Year Ended December 31,
	2019	2018	Change
Net income (loss)	$3,555	$(1,064)	$4,619
Interest expense and other, net	14,481	14,149	332
Operating income	18,036	13,085	4,951

(Gain) loss on disposition of real estate, net	(685)	421	(1,106)
Impairment	688	3,794	(3,106)
Depreciation and amortization	18,719	18,709	10
Advisory fees and expenses	6,159	6,248	(89)
Transaction-related expenses	92	127	(35)
General and administrative expenses	3,764	4,516	(752)
Net operating income	$46,773	$46,900	$(127)
A total of 128 properties were acquired before January 1, 2018 and represent our “same store” properties during the years ended December 31, 2019 and 2018. “Non-same store” properties, for purposes of the table below, includes properties acquired on or after January 1, 2018. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store (1)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2019	2018	Change	2019	2018	Change	2019	2018	Change
Rental and other property income	$55,160	$54,352	$808	$47,324	$46,989	$335	$7,836	$7,363	$473

Property operating expenses	4,109	3,202	907	3,844	2,793	1,051	265	409	(144)
Real estate tax expenses	4,278	4,250	28	4,054	3,974	80	223	276	(53)
Total property operating expenses	8,387	7,452	935	7,898	6,767	1,131	488	685	(197)

Net operating income	$46,773	$46,900	$(127)	$39,426	$40,222	$(796)	$7,348	$6,678	$670
______________________

(1)	Includes income from properties disposed of subsequent to January 1, 2018.
Interest Expense and Other, Net
The increase in interest expense and other, net of $332,000 during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to an increase in the average aggregate amount of debt outstanding from $335.4 million during the year ended December 31, 2018, to $343.1 million during the year ended December 31, 2019, as well as an increase in the weighted average interest rate from 3.9% as of December 31, 2018 to 4.1% as of December 31, 2019.
Gain (Loss) on Disposition of Real Estate, Net
The increase in gain (loss) on disposition of real estate, net of $1.1 million during the year ended December 31, 2019, as compared to the same period in 2018, was due to the disposition of six retail properties and one anchored shopping center at a gain of $685,000 during the year ended December 31, 2019, compared to the disposition of one anchored shopping center at a loss of $421,000 during the year ended December 31, 2018.
Impairment
The decrease in impairments of $3.1 million during the year ended December 31, 2019, as compared to the same period in 2018, was due to impairment charges of $688,000 related to one retail property during the year ended December 31, 2019, compared to impairment charges of $3.8 million related to one anchored shopping center during the year ended December 31, 2018.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $10,000 during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to the acquisition of 14 additional properties subsequent to December 31, 2018, as well as recognizing a full year of depreciation and amortization expenses on six properties acquired in 2018, offset by the disposition of six retail properties and one anchored shopping center during the year ended December 31, 2019.
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
The decrease in advisory fees and expenses of $89,000 during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to a decrease in our average asset value to $678.0 million for the year ended December 31, 2019, compared to $700.3 million for the year ended December 31, 2018.
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
The decrease in transaction-related expenses of $35,000 during the year ended December 31, 2019, compared to the same period in 2018, was primarily due to a decrease in advisor reimbursement expenses, partially offset by an increase in expenses related to terminated transactions.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, accounting and professional fees and transfer agent fees.
The decrease in general and administrative expenses of $752,000 during the year ended December 31, 2019, as compared to the same period in 2018, was primarily due to reductions in expense reimbursements to our advisor and decreased transfer agent fees during the year ended December 31, 2019.
Net Operating Income
Same store property net operating income decreased $796,000 during the year ended December 31, 2019, as compared to the same period in 2018. The decrease is primarily due to an increase in property operating expenses due to repairs and maintenance at certain anchored shopping centers, in addition to a decrease in same store occupancy to 98.0% as of December 31, 2019 from 98.7% as of December 31, 2018. Additionally, vacancies at two same store anchored shopping centers and one retail property accounted for a $278,000 decrease in net operating income for the year ended December 31, 2019.
Non-same store property net operating income increased $670,000 during 2019, as compared to the same period in 2018. The increase is primarily due to the acquisition and management of 14 additional income-producing properties subsequent to December 31, 2018, as well as recognizing a full year of net operating income on the six properties acquired during 2018, offset by the disposition of six retail properties and one anchored shopping center during the year ended December 31, 2019.

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
As of December 31, 2019, we had distributions payable of $1.7 million.
Our Board has reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 6, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the COVID-19 outbreak, our Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that we have greater visibility into the impact that the COVID-19 outbreak will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.

The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Year Ended December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Distributions paid in cash	$12,495	57%	$13,464	53%
Distributions reinvested	9,342	43%	11,732	47%
Total distributions	$21,837	100%	$25,196	100%

Sources of distributions:
Net cash provided by operating activities (1)	$21,837	100%	$23,073	92%
Proceeds from the issuance of debt	—	—%	2,123	8%
Total sources	$21,837	100%	$25,196	100%
______________________
(1) Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $23.5 million and $23.1 million, respectively.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time upon 30 days’ notice. We will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 901,000 shares for $17.7 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended December 31, 2019. Management, in its discretion, limited the amount of shares redeemed for the three months ended

December 31, 2019 to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the year ended December 31, 2019, we received valid redemption requests under our share redemption program totaling approximately 3.5 million shares, of which we redeemed approximately 376,000 shares as of December 31, 2019 for approximately $7.4 million (at an average redemption price of $19.58 per share) and approximately 98,000 shares subsequent to December 31, 2019 for $1.9 million (at an average redemption price of $19.61 per share). The remaining redemption requests relating to approximately 3.0 million shares went unfulfilled. During the year ended December 31, 2018, we received valid redemption requests under our share redemption program totaling approximately 1.4 million shares, of which we redeemed approximately 396,000 shares as of December 31, 2018 for approximately $8.7 million (at an average redemption price of $22.02 per share) and approximately 132,000 shares of common stock subsequent to December 31, 2018 for $2.9 million (at an average redemption price of $22.09 per share). The remaining redemption requests relating to approximately 885,000 shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.
See the discussion of our share redemption program in Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Share Redemption Program in this Annual Report on Form 10-K.
Liquidity and Capital Resources
General
We are continuing to monitor the outbreak of COVID-19 and its impact on our tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report as this continues to evolve globally. However, if the outbreak continues on its current trajectory, such impacts could grow and become material. To the extent that our tenants and operating partners continue to be impacted by the COVID-19 outbreak, or by the other risks disclosed in our annual report, this could materially disrupt our business operations.
We expect to utilize proceeds from real estate dispositions, cash flows from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties. Our credit facility provides for borrowings of up to $350.0 million, which is comprised of $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”), and collectively with the Term Loans, the credit facility (the “Credit Facility”). As of December 31, 2019, we had $98.5 million in unused capacity under the Credit Facility, subject to borrowing availability. As of December 31, 2019, we also had cash and cash equivalents of $3.5 million.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related expenses, operating expenses, distributions to, and redemptions by, stockholders, and interest and principal on current and any future debt financings, including principal repayments of $388,000 due within the next 12 months. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
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
Contractual Obligations
As of December 31, 2019, we had $344.1 million of debt outstanding with a weighted average interest rate of 4.1%. See Note 7 — Credit Facility and Notes Payable to our consolidated financial statements in this Annual Report on Form 10-K for certain terms of our debt outstanding.
Our contractual obligations as of December 31, 2019 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments - credit facility	$251,500	$—	$31,500	$220,000	$—
Interest payments - credit facility (2)	31,723	10,154	19,444	2,125	—
Principal payments - fixed rate debt (3)	92,600	388	68,437	23,775	—
Interest payments - fixed rate debt (4)	9,434	3,751	3,650	2,033	—
Total	$385,257	$14,293	$123,031	$247,933	$—
____________________________________

(1)	The table does not include amounts due to CR V Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of December 31, 2019, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of December 31, 2019, the weighted average interest rate for the Term Loans was 4.1%. The remaining $31.5 million outstanding under the Credit Facility had a weighted average interest rate of 3.6% as of December 31, 2019.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of December 31, 2019, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of December 31, 2019, our ratio of debt to total gross assets net of gross intangible lease liabilities was 50.8%, and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 50.8%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2018 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2019 through December 31, 2019, is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of December 31, 2019, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 50.2%.

The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported in our consolidated balance sheet, to net debt as of December 31, 2019 (dollar amounts in thousands):

Balance as of
December 31, 2019
Credit facility and notes payable, net	$342,511
Deferred costs and net premiums (1)	1,589
Less: Cash and cash equivalents	(3,485)
Net debt	$340,615
Gross real estate assets, net (2)	$677,901
Net debt leverage ratio	50.2%
____________________________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
Operating Activities. Net cash provided by operating activities increased by $379,000 for the year ended December 31, 2019, as compared to the same period in 2018. The change was primarily due to an increase in net income after adjusting for non-cash items for the year ended December 31, 2019. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash provided by investing activities increased by $69.3 million for the year ended December 31, 2019, as compared to the same period in 2018. The change was primarily due to the disposal of six retail properties and one anchored shopping center compared to the disposal of one property during 2018, resulting in an increase in net proceeds from dispositions of $27.9 million, combined with a decrease in property acquisitions of $41.4 million during the year ended December 31, 2019, as compared to 2018.
Financing Activities. Net cash used in financing activities decreased by $70.1 million for the year ended December 31, 2019, as compared to the same period in 2018. The change was primarily due to a decrease in net proceeds from debt, coupled with a decrease in proceeds from the Offerings due to the termination of the primary portion of the Follow-on Offering on December 31, 2018, offset by a decrease in deferred financing costs paid.
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
Related-Party Transactions and Agreements
We have entered into agreements with CR V Management or its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, CR V Management or its affiliates such as acquisition and advisory fees and expenses, organization and offering costs, distribution and stockholder servicing fees, leasing fees and reimbursement of certain operating costs. See Note 10 — Related-Party Transactions and Arrangements to our consolidated financial statements in this Annual Report on Form 10-K for a discussion of the various related-party transactions, agreements and fees.
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
Off-Balance Sheet Arrangements
As of December 31, 2019 and 2018, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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

•
The review of impairment indicators and subsequent determination of the undiscounted future cash flows could require us to reduce the carrying value of assets held and used to a fair value estimated by management and recognize an impairment loss;

•	The fair value of held for sale assets is estimated by management. This estimated value could result in a reduction of the carrying value of the asset; and

•	Changes in assumptions based on actual results may have a material impact on our financial results.
Allocation of Purchase Price of Real Estate Assets
In connection with our acquisition of properties, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their respective relative fair values. Tangible assets consist of land, buildings, and tenant improvements. Intangible assets and liabilities consist of above- and below-market lease values and the value of in-place leases. Our purchase price allocations are developed utilizing third-party appraisal reports, industry standards and management experience. The risks and uncertainties involved in applying the principles related to purchase price allocations include, but are not limited to, the following:

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
Interest Rate Risk
As of December 31, 2019, we had an aggregate balance of $31.5 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in the London Interbank Offered Rate (“LIBOR”). As of December 31, 2019, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $157,500 per annum.
As of December 31, 2019, we had three interest rate swap agreements outstanding, which mature on various dates from February 2021 through March 2023, respectively, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative liability of $5.5 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2019, an increase of 50 basis points in interest rates would result in a derivative liability of $2.5 million, representing a $3.0 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $8.5 million, representing a $3.0 million net change to the fair value of the net derivative liability.
As the information presented above includes only those exposures that existed as of December 31, 2019, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2019.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of December 31, 2019 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2019, were effective at a reasonable assurance level.
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
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item will be presented in our definitive proxy statement for our 2020 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2019, and is incorporated herein by reference.

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
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 (File No. 333-230566), filed March 28, 2019).
4.2*	Description of Cole Credit Property Trust V, Inc.’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
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

10.6	Cole Credit Property Trust V, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-55437), filed November 13, 2018).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March, 2020.

Cole Credit Property Trust V, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ AVRAHAM SHEMESH	Chairman of the Board of Directors, Chief Executive Officer, and President	March 27, 2020
Avraham Shemesh	(Principal Executive Officer)

/s/ NATHAN D. DEBACKER	Chief Financial Officer and Treasurer	March 27, 2020
Nathan D. DeBacker	(Principal Financial Officer)

/s/ JEFFREY R. SMITH	Vice President of Accounting	March 27, 2020
Jeffrey R. Smith	(Principal Accounting Officer)

/s/ MARCUS E. BROMLEY	Independent Director	March 27, 2020
Marcus E. Bromley

/s/ ROBERT A. GARY, IV	Independent Director	March 27, 2020
Robert A. Gary, IV

/s/ CALVIN E. HOLLIS	Independent Director	March 27, 2020
Calvin E. Hollis

/s/ ELAINE Y. WONG	Director	March 27, 2020
Elaine Y. Wong

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Cole Credit Property Trust V, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cole Credit Property Trust V, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
March 27, 2020

We have served as the Company’s auditor since 2013.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Real estate assets:
Land	$153,934	$156,365
Buildings and improvements	437,666	453,531
Intangible lease assets	91,935	86,385
Total real estate assets, at cost	683,535	696,281
Less: accumulated depreciation and amortization	(75,980)	(63,725)
Total real estate assets, net	607,555	632,556
Cash and cash equivalents	3,485	2,509
Restricted cash	456	397
Prepaid expenses, derivative assets and other assets	431	1,271
Rents and tenant receivables	9,668	8,065
Deferred costs, net	646	923
Total assets	$622,241	$645,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$342,511	$348,492
Accrued expenses and accounts payable	3,052	2,820
Due to affiliates	1,782	2,108
Intangible lease liabilities, net	3,275	3,497
Distributions payable	1,669	2,220
Derivative liabilities, deferred rental income and other liabilities	7,940	3,122
Total liabilities	360,229	362,259
Commitments and contingencies
Redeemable common stock	9,526	10,473
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,997,382 and 14,982,055 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	149	150
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,967,581 and 1,914,878 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	20	19
Capital in excess of par value	371,988	369,638
Accumulated distributions in excess of earnings	(114,216)	(96,485)
Accumulated other comprehensive loss	(5,455)	(333)
Total stockholders’ equity	252,486	272,989
Total liabilities, redeemable common stock and stockholders’ equity	$622,241	$645,721
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Rental and other property income	$55,160	$54,352	$45,370
Operating expenses:
General and administrative	3,764	4,516	4,538
Property operating	4,109	3,202	2,402
Real estate tax	4,278	4,250	3,707
Advisory fees and expenses	6,159	6,248	5,442
Transaction-related	92	127	738
Depreciation and amortization	18,719	18,709	15,483
Impairment	688	3,794	—
Total operating expenses	37,809	40,846	32,310
Gain (loss) on disposition of real estate, net	685	(421)	—
Operating income	18,036	13,085	13,060
Other expense:
Interest expense and other, net	(14,481)	(14,149)	(11,551)
Net income (loss)	$3,555	$(1,064)	$1,509

Class A Common Stock:
Net income (loss)	$3,463	$(614)	$1,606
Basic and diluted weighted average number of common shares outstanding	14,994,731	14,645,909	13,605,267
Basic and diluted net income (loss) per common share	$0.23	$(0.04)	$0.12

Class T Common Stock:
Net income (loss)	$92	$(450)	$(97)
Basic and diluted weighted average number of common shares outstanding	1,949,340	1,701,291	834,963
Basic and diluted net income (loss) per common share	$0.05	$(0.26)	$(0.12)
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
 (in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$3,555	$(1,064)	$1,509
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swaps	(5,198)	(940)	550
Amount of loss (gain) reclassified from other comprehensive (loss) income into income as interest expense and other, net	76	(238)	659
Total other comprehensive (loss) income	(5,122)	(1,178)	1,209
Total comprehensive (loss) income	$(1,567)	$(2,242)	$2,718
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share amounts)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	12,327,579	$123	321,223	$3	$272,603	$(48,981)	$(396)	$223,352
Issuance of common stock	2,405,868	24	1,026,697	10	87,913	—	—	87,947
Distributions declared on common stock – $1.575 per common share	—	—	—	—	—	(22,550)	—	(22,550)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(5,574)	—	—	(5,574)
Other offering costs	—	—	—	—	(1,766)	—	—	(1,766)
Distribution and stockholder servicing fees	—	—	—	—	(1,013)	—	—	(1,013)
Redemptions of common stock	(491,559)	(5)	—	—	(11,698)	—	—	(11,703)
Changes in redeemable common stock	—	—	—	—	1,007	—	—	1,007
Comprehensive income	—	—	—	—	—	1,509	1,209	2,718
Balance, December 31, 2017	14,241,888	$142	1,347,920	$13	$341,472	$(70,022)	$813	$272,418
Cumulative effect of accounting changes	—	—	—	—	—	(32)	32	—
Issuance of common stock	1,246,784	13	570,374	6	43,375	—	—	43,394
Distributions declared on common stock – $1.575 per common share	—	—	—	—	—	(25,367)	—	(25,367)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(2,136)	—	—	(2,136)
Other offering costs	—	—	—	—	(873)	—	—	(873)
Distribution and stockholder servicing fees	—	—	—	—	(493)	—	—	(493)
Redemptions of common stock	(510,167)	(5)	(3,416)	—	(11,497)	—	—	(11,502)
Equity-based compensation	3,550	—	—	—	20	—	—	20
Changes in redeemable common stock	—	—	—	—	(230)	—	—	(230)
Comprehensive loss	—	—	—	—	—	(1,064)	(1,178)	(2,242)
Balance, December 31, 2018	14,982,055	$150	1,914,878	$19	$369,638	$(96,485)	$(333)	$272,989
Issuance of common stock	448,087	4	66,718	1	10,659	—	—	10,664
Distributions declared on common stock – $1.277 per common share	—	—	—	—	—	(21,286)	—	(21,286)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(74)	—	—	(74)
Other offering costs	—	—	—	—	(114)	—	—	(114)
Distribution and stockholder servicing fees	—	—	—	—	4	—	—	4
Redemptions of common stock	(494,463)	(5)	(14,015)	—	(10,284)	—	—	(10,289)
Equity-based compensation	4,010	—	—	—	79	—	—	79
Equity-based payments to advisor	57,693	—	—	—	1,133	—	—	1,133
Changes in redeemable common stock	—	—	—	—	947	—	—	947
Comprehensive income (loss)	—	—	—	—	—	3,555	(5,122)	(1,567)
Balance, December 31, 2019	14,997,382	$149	1,967,581	$20	$371,988	$(114,216)	$(5,455)	$252,486
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,555	$(1,064)	$1,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net	18,747	18,896	15,757
Straight-line rental income, net	(1,741)	(1,558)	(1,501)
Amortization of deferred financing costs	846	878	1,039
Equity-based compensation	79	20	—
Equity-based payment to advisor	1,133	—	—
Gain on extinguishment of debt	—	—	(108)
(Gain) loss on disposition of real estate assets, net	(685)	421	—
Impairment of real estate assets	688	3,794	—
Ineffectiveness of interest rate swaps	—	—	(32)
Write-off of deferred financing costs	—	148	—
Changes in assets and liabilities:
Rents and tenant receivables	208	414	(645)
Prepaid expenses and other assets	(30)	173	(290)
Accrued expenses and accounts payable	125	(86)	794
Deferred rental income and other liabilities	478	824	(105)
Due from affiliates	—	14	(14)
Due to affiliates	49	199	(371)
Net cash provided by operating activities	23,452	23,073	16,033
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(32,105)	(73,461)	(134,194)
Net proceeds from disposition of real estate assets	38,109	10,217	—
Payment of property escrow deposits	(50)	(475)	(3,600)
Refund of property escrow deposits	200	550	3,659
Net cash provided by (used in) investing activities	6,154	(63,169)	(134,135)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,322	31,662	77,251
Redemptions of common stock	(10,289)	(11,502)	(11,703)
Offering costs on issuance of common stock	(188)	(3,009)	(7,340)
Distribution and stockholder servicing fees paid	(371)	(371)	(197)
Proceeds from credit facility and notes payable	46,700	300,500	134,700
Repayments of credit facility and notes payable	(53,200)	(259,500)	(80,450)
Distributions to stockholders	(12,495)	(13,464)	(11,468)
Deferred financing costs paid	(50)	(2,833)	(427)
Net cash (used in) provided by financing activities	(28,571)	41,483	100,366
Net increase (decrease) in cash and cash equivalents and restricted cash	1,035	1,387	(17,736)
Cash and cash equivalents and restricted cash, beginning of period	2,906	1,519	19,255
Cash and cash equivalents and restricted cash, end of period	$3,941	$2,906	$1,519
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$3,485	$2,509	$1,173
Restricted cash	456	397	346
Total cash and cash equivalents and restricted cash	$3,941	$2,906	$1,519
The accompanying notes are an integral part of these consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on December 12, 2012, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company operates a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of December 31, 2019, the Company owned 148 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states. As of December 31, 2019, the rentable space at these properties was 98.3% leased, including month-to-month agreements, if any.
Substantially all of the Company’s business is conducted through Cole Operating Partnership V, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole REIT Management V, LLC, a Delaware limited liability company (“CR V Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
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
On March 17, 2014, the Company commenced its initial public offering (the “Initial Offering”) on a “best efforts” basis of up to a maximum of $2.975 billion in shares of a single class of common stock. The Initial Offering offered up to a maximum of $2.5 billion in shares of a single class of common stock (now referred to as Class A Shares as defined below) in the primary offering, as well as up to $475.0 million in additional shares pursuant to a distribution reinvestment plan (the “Original DRIP”). In March 2016, the Company reclassified a portion of its unissued Class A common stock (“Class A Shares”) as Class T common stock (“Class T Shares”) and commenced sales of Class T Shares thereafter upon receipt of the required regulatory approvals. On March 29, 2016, the Company’s board of directors (the “Board”) adopted an Amended and Restated Distribution Reinvestment Plan (the “First Amended and Restated DRIP”) in connection with the reinvestment of distributions paid on Class A Shares and Class T Shares. Pursuant to the First Amended and Restated DRIP, distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. The First Amended and Restated DRIP became effective as of May 1, 2016.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of December 31, 2019, the estimated per share NAV was $19.64 per share for both Class A Shares and Class T Shares, which was established on March 20, 2019 using a valuation date of December 31, 2018. On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2019, of $19.64 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2019 is the same as the estimated per share NAV as of December 31, 2018, distributions will continue to be reinvested in shares of the Company’s common stock under the Second Amended and Restated DRIP at a price of $19.64 per share for both Class A Shares and Class T Shares. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, December 31, 2017 and December 31, 2018. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm.
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
The Company combined rental income of $47.9 million and tenant reimbursement income of $6.5 million for the year ended December 31, 2018, and rental income of $40.1 million and tenant reimbursement income of $5.3 million for the year ended December 31, 2017, into a single financial statement line item, rental and other property income, in the consolidated statements of operations.
Additionally, the Company combined bad debt expense of $39,000 and straight-line rental income of $1.6 million for the year ended December 31, 2018 and bad debt expense of $39,000 and straight-line rental income of $1.5 million for the year ended December 31, 2017, into a single line item, straight-line rental income, net in the consolidated statements of cash flows.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the year ended December 31, 2019, the Company recorded impairment charges of $688,000 related to one retail property, due to the carrying value being greater than the estimated fair value of the property. During the year ended December 31, 2018, the Company recorded impairment charges of $3.8 million related to one anchored shopping center classified as held for sale, but later sold during the year, due to the carrying value being greater than the estimated fair value. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. No impairment indicators were identified and no impairment losses were recorded during the year ended December 31, 2017. The Company’s impairment assessment as of December 31, 2019 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of December 31, 2019 or 2018.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The dispositions of the Company’s individual properties did not qualify for discontinued operations presentation, and thus, the results of the properties that were sold will remain in operating income, and any associated gains or losses from the disposition are included in gain (loss) on disposition of real estate, net in the accompanying consolidated statements of operations.
Allocation of Purchase Price of Real Estate Assets
Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and to identified intangible assets and liabilities, consisting of the value of above- and below-market leases and the value of in-place leases and other intangibles, based in each case on their relative fair values. The Company utilizes independent appraisals to assist in the determination of the fair values of the tangible assets of an acquired property (which includes land and buildings). The information in the appraisal, along with any additional information available to the Company’s management, is used in estimating the amount of the purchase price that is allocated to land. Other information in the appraisal, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities. The appraisal firm has no involvement in management’s allocation decisions other than providing this market information.
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
In April 2017, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Beginning in April 2017, all real estate acquisitions qualified as asset acquisitions, and as such, acquisition-related fees and certain acquisition-related expenses related to these asset acquisitions are now capitalized and allocated to tangible and intangible assets and liabilities as described above. Other acquisition-related expenses, such as advisor reimbursements, continue to be expensed as incurred and are included in transaction-related expenses in the accompanying consolidated statements of operations. Prior to the adoption of ASU 2017-01 in April 2017, all of the Company’s real estate acquisitions were accounted for as business combinations and, as such, acquisition-related expenses related to these business combination acquisitions were expensed as incurred. Prior to April 2017, acquisition-related expenses included within transaction-related expenses in the Company’s consolidated statements of operations primarily consisted of legal, deed transfer and other costs related to real estate purchase transactions, including costs incurred for deals that were not consummated. The Company expects its future acquisitions to qualify as asset acquisitions and, as such, the Company will allocate the purchase price to acquired tangible assets and identified intangible assets and liabilities on a relative fair value basis.
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
The Company had $456,000 and $397,000 in restricted cash as of December 31, 2019 and 2018, respectively. Included in restricted cash were $102,000 and $94,000 held by lenders in lockbox accounts as of December 31, 2019 and 2018, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company. Restricted cash also included $354,000 and $303,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of December 31, 2019 and 2018, respectively.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal fees and other costs associated with obtaining commitments for financing. These costs are amortized to interest expense over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are written off when the associated debt is extinguished or repaid prior to maturity. The presentation of all deferred financing costs, other than those associated with the revolving loan portion of the credit facility, are classified such that the debt issuance costs related to a recognized debt liability are presented on the consolidated balance sheets as a direct deduction from the carrying amount of the related debt liability rather than as an asset. Debt issuance costs related to securing a revolving line of credit are presented as an asset and amortized ratably over the term of the line of credit arrangement. As such, the Company’s current and corresponding prior period total deferred costs, net in the accompanying consolidated balance sheets relate only to the revolving loan portion of the credit facility and the historical presentation, amortization and treatment of unamortized costs are still applicable. As of December 31, 2019 and 2018, the Company had $646,000 and $923,000, respectively, of deferred financing costs, net of accumulated amortization, related to the revolving loan portion of the credit facility. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined the financing will not close.
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
Leases
The Company adopted ASU No. 2016-02, Leases, (Topic 842) (“ASC 842”), on January 1, 2019 using the optional alternative transition method for financial information and related disclosures. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company has lease agreements with lease and non-lease components. The Company has elected to not separate non-lease components from lease components for all classes of underlying assets (primarily real estate assets) and will account for the combined components as rental and other property income. Non-lease components included in rental and other property income include certain tenant reimbursements for maintenance services (including common-area maintenance services or “CAM”), real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. As a lessor, the Company has further determined that this policy will be effective only on a lease that has been classified as an operating lease and the revenue recognition pattern and timing is the same for both types of components. The Company is not party to any material leases where it is the lessee.
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
Revenue Recognition
Rental and other property income is primarily derived from fixed contractual payments from operating leases and, therefore, is generally recognized on a straight-line basis over the term of the lease, which typically begins the date the tenant takes control of the space. When the Company acquires a property, the terms of existing leases are considered to commence as of the acquisition date for the purpose of this calculation. Variable rental and other property income consists primarily of tenant reimbursements for recoverable real estate taxes and operating expenses which are included in rental and other property income in the period when such costs are incurred, with offsetting expenses in real estate taxes and property operating expenses, respectively, within the consolidated statements of operations. The Company defers the recognition of variable rental and other property income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available to management. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
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
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the years ended December 31, 2019, 2018 or 2017. Distributions per share are calculated based on the authorized daily distribution rate.
Offering and Related Costs
CR V Management funds all of the organization and offering costs on the Company’s behalf (excluding selling commissions and dealer manager fees) and may be reimbursed for such costs up to 2.0% of aggregate gross proceeds from the Offerings. As of December 31, 2019, CR V Management had paid organization and offering costs in excess of the 2.0% in connection with the Offerings. These excess costs were not included in the financial statements of the Company because such costs were not a liability of the Company as they exceeded 2.0% of aggregate gross proceeds from the Offerings. When recorded by the Company, organization costs are expensed as incurred, and offering costs, which include items such as legal and accounting fees, marketing, personnel, promotional and printing costs, are recorded as a reduction of capital in excess of par value along with selling commissions, dealer manager fees and distribution and stockholder servicing fees in the period in which they become payable.
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
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by various standard setting bodies that may have an impact on the Company’s accounting and reporting. Except as otherwise stated below, the Company is currently evaluating the effect that certain new accounting requirements may have on the Company’s accounting and related reporting and disclosures in the Company’s consolidated financial statements.
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”) in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10 and ASU No. 2019-11 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company will adopt this ASU during the first quarter of fiscal year 2020 and does not expect it will have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”). The amendments in this ASU permit the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes or another acceptable benchmark interest rate. The SOFR is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s activity in specified segments of the U.S. Treasury repo market. It has been selected as the preferred replacement for the U.S. dollar London Interbank Offered Rate (“LIBOR”), which will be phased out by the end of 2021. ASU 2018-16 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2018-16 is required to be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company currently uses LIBOR as its benchmark interest rate in the Company’s interest rate swaps associated with the Company’s LIBOR-based variable rate borrowings, including one interest rate swap agreement entered into since the date of adoption of ASU 2018-16. The Company evaluated the effect of this new benchmark interest rate option, and does not believe this ASU will have a material impact on its consolidated financial statements.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of December 31, 2019, the estimated fair value of the Company’s debt was $343.4 million, compared to a carrying value of $344.1 million. The estimated fair value of the Company’s debt was $350.7 million as of December 31, 2018, compared to a carrying value on that date of $350.6 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2019 and 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of December 31, 2019 and 2018, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$50	$—	$50	$—
Financial liabilities:
Interest rate swaps	$(5,505)	$—	$(5,505)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Interest rate swaps	$832	$—	$832	$—
Financial liability:
Interest rate swap	$(1,165)	$—	$(1,165)	$—
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
As discussed in Note 4 — Real Estate Assets, during the year ended December 31, 2019, real estate assets related to one property was deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property. The carrying value was reduced to an estimated fair value of $930,000, resulting in impairment charges of $688,000. During the year ended December 31, 2018, one property was deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value was reduced to an estimated fair value of $10.4 million, resulting in impairment charges of $3.8 million, and was subsequently disposed of during the year ended December 31, 2018. During the year ended December 31, 2017, the Company determined that no assets were deemed impaired. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following table presents the impairment charges by asset class recorded during the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Asset class impaired:
Land	$144	$736
Buildings and improvements	323	3,001
Intangible lease assets	221	212
Intangible lease liabilities	—	(155)
Total impairment loss	$688	$3,794

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — REAL ESTATE ASSETS
2019 Property Acquisitions
During the year ended December 31, 2019, the Company acquired 14 commercial properties for an aggregate purchase price of $30.6 million (the “2019 Asset Acquisitions”), which includes $941,000 of acquisition-related expenses that were capitalized. The Company funded the 2019 Asset Acquisitions with proceeds from real estate dispositions during the year ended December 31, 2019.
The following table summarizes the purchase price allocations for the 2019 Asset Acquisitions purchased during the year ended December 31, 2019 (in thousands):

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
2019 Property Dispositions
During the year ended December 31, 2019, the Company disposed of six retail properties and one anchored shopping center for an aggregate gross sales price of $39.2 million, resulting in net proceeds of $38.1 million after closing costs and disposition fees due to CR V Management or its affiliates and a net gain of $685,000. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain (loss) on disposition of real estate, net in the consolidated statements of operations. The disposition of these properties does not qualify to be reported as discontinued operations since the dispositions do not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition.
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
During the year ended December 31, 2019, one retail property totaling approximately 5,000 square feet with a carrying value of $1.6 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $930,000, resulting in impairment charges of $688,000, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
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
2018 Property Dispositions
During the year ended December 31, 2018, the Company disposed of one anchored shopping center for an aggregate gross sales price of $10.5 million, resulting in net proceeds of $10.2 million after closing costs and a net loss of $421,000. This net loss includes $68,000 incurred for disposition fees due to CR V Management or its affiliates in connection with the sale of the property, and the Company has no continuing involvement with the property. The loss on sale of real estate is included in loss on disposition of real estate, net in the consolidated statements of operations. The disposition of this property did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of this disposed property are reflected in the Company’s results from continuing operations for all periods presented through their respective date of disposition.
2018 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the year ended December 31, 2018, one anchored shopping center totaling approximately 78,000 square feet that was classified as held for sale with a carrying value of $14.2 million was deemed to be impaired and its carrying value was reduced to an estimated fair value of $10.4 million, resulting in impairment charges of $3.8 million, which were recorded in the consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
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
Property Concentrations
As of December 31, 2019, one of the Company’s tenants, Walgreens, accounted for 10% of the Company’s 2019 annualized rental income. The Company also had certain geographic concentrations in its property holdings. In particular, as

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of December 31, 2019, 21 of the Company’s properties were located in Texas, which accounted for 13% of the Company’s 2019 total annualized rental income. In addition, the Company had tenants in the discount store, grocery, sporting goods and pharmacy industries, which comprised 13%, 13%, 11% and 11%, respectively, of the Company’s 2019 annualized rental income.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of December 31, 2019 and 2018 (in thousands, except weighted average life remaining):

	As of December 31,
	2019	2018
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $23,013 and $19,389, respectively (with a weighted average life remaining of 11.5 years and 11.1 years, respectively)	$61,035	$58,387
Acquired above-market leases, net of accumulated amortization of $2,973 and $3,128, respectively (with a weighted average life remaining of 10.8 years and 11.1 years, respectively)	4,914	5,481
Total intangible lease assets, net	$65,949	$63,868

Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $2,359 and $1,897, respectively (with a weighted average life remaining of 8.7 years and 8.9 years, respectively)	$3,275	$3,497
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
In-place lease and other intangible amortization	$6,107	$6,081	$5,001
Above-market lease amortization	$567	$782	$835
Below-market lease amortization	$539	$595	$561
The following table summarizes the estimated amortization relating to the intangible lease assets and liabilities subsequent to December 31, 2019 (in thousands):

	Amortization
Year Ending December 31,	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
2020	$5,971	$515	$432
2021	$5,909	$499	$414
2022	$5,714	$488	$333
2023	$5,413	$478	$321
2024	$4,995	$387	$287
Thereafter	$33,033	$2,547	$1,488
Total	$61,035	$4,914	$3,275

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. During the year ended December 31, 2019, one of the Company’s interest rate swaps matured. Additionally, the Company entered into one interest rate swap agreement during the year ended December 31, 2019. As of December 31, 2019, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of December 31, 2019 and 2018 (dollar amounts in thousands):

		Outstanding Notional Amount as of December 31, 2019	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Asset and (Liabilities) as of December 31,
	Balance Sheet Location					2019	2018
Interest Rate Swap	Prepaid expenses, derivative assets and other assets	$21,100	3.49%	1/15/2016	2/1/2021	$50	$832
Interest Rate Swaps	Derivative liabilities, deferred rental income and other liabilities	$220,000	3.90% to 4.45%	5/23/2018 to 4/25/2019	3/28/2022 to 3/27/2023	$(5,505)	$(1,165)
_____________________________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of December 31, 2019.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive (loss) income, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. For the years ended December 31, 2019 and 2017, losses of $76,000 and $659,000, respectively, reclassified from other comprehensive (loss) income were recorded as interest expense. For the year ended December 31, 2018, the $238,000 gain reclassified from other comprehensive (loss) income was recorded as a decrease to interest expense. During the next 12 months, the Company estimates that $1.9 million will be reclassified from other comprehensive (loss) income as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $5.5 million, which includes accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of December 31, 2019.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of December 31, 2019, the Company had $342.5 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.9 years and a weighted average interest rate of 4.1%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the debt balances as of December 31, 2019 and 2018, and the debt activity for the year ended December 31, 2019 (in thousands):

		During the Year Ended December 31, 2019
	Balance as of December 31, 2018	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of December 31, 2019
Credit facility	$258,000	$46,700	$(53,200)	$—	$251,500
Fixed rate debt	92,600	—	—	—	92,600
Total debt	350,600	46,700	(53,200)	—	344,100
Deferred costs – credit facility (2)	(1,668)	(36)	—	402	(1,302)
Deferred costs – fixed rate debt	(440)	(1)	—	154	(287)
Total debt, net	$348,492	$46,663	$(53,200)	$556	$342,511
____________________________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs related to the term portion of the Credit Facility, as defined below.
Notes Payable
As of December 31, 2019, the fixed rate debt outstanding of $92.6 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $157.0 million as of December 31, 2019. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
Credit Facility
The Company has a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), as administrative agent, and the other lenders party thereto. The Credit Agreement allows for borrowings of up to $350.0 million (the “Credit Facility”). The Credit Facility includes $220.0 million in term loans (the “Term Loans”) and up to $130.0 million in revolving loans (the “Revolving Loans”). The Term Loans mature on March 27, 2023 and the Revolving Loans mature on March 28, 2022, however, the Company may elect to extend the maturity date of the Revolving Loans to March 28, 2023 subject to satisfying certain conditions described in the Credit Agreement.
Depending upon the type of loan specified, and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of December 31, 2019, the amounts outstanding under the Revolving Loans totaled $31.5 million at a weighted average interest rate of 3.6%. As of December 31, 2019, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 4.1%. The Company had $251.5 million of debt outstanding under the Credit Facility as of December 31, 2019 at a weighted average interest rate of 4.1% and $98.5 million in unused capacity, subject to borrowing availability.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of December 31, 2019.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to December 31, 2019 (in thousands):

Year Ending December 31,	Principal Repayments
2020	$388
2021	68,009
2022	31,928
2023	220,448
2024	23,327
Thereafter	—
Total	$344,100
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$9,342	$11,732	$10,696
Distributions declared and unpaid	$1,669	$2,220	$2,049
Change in accrued distribution and stockholder servicing fees	$(4)	$493	$1,013
Accrued capital expenditures	$114	$7	$70
Change in fair value of interest rate swaps	$(5,122)	$(1,178)	$1,209
Supplemental Cash Flow Disclosures:
Interest paid	$13,986	$13,167	$10,466
Cash paid for taxes	$154	$191	$79
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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CR V Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of December 31, 2019, CR V Management had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. Since the Follow-on Offering has been terminated, these excess amounts will not be paid.
Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCO Capital a distribution and stockholder servicing fee for Class T Shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The distribution and stockholder servicing fee is paid monthly in arrears from cash flows from operations or, if the Company’s cash flows from operations are not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flows. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the offering in which such Class T Shares were purchased (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisition fees and expenses
The Company pays CR V Management or its affiliates acquisition fees of up to 2.0% of: (1) the contract purchase price of each property or asset the Company acquires; (2) the amount paid in respect of the development, construction or improvement of each asset the Company acquires; (3) the purchase price of any loan the Company acquires; and (4) the principal amount of any loan the Company originates. In addition, the Company reimburses CR V Management or its affiliates for insourced expenses incurred in the process of acquiring a property or the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment, which will be prorated for any partial calendar year; provided, that acquisition expenses are not included in the contract purchase price of the property. Additionally, CR V Management or its affiliates are reimbursed for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of the Board, including a majority of the Company’s independent directors, as commercially competitive, fair and reasonable to the Company. Other transaction-related expenses, such as advisor reimbursements for disposition activities, are expensed as incurred and are included in transaction-related expenses in the consolidated statements of operations.
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Management, the Company pays CR V Management a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2019, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2018, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2018, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. Starting in May 2019, one-third of this fee is paid to CR V Management in Class A Shares, which, during the year ended December 31, 2019 is issued at the most recently established NAV price of $19.64. During the year ended December 31, 2019, approximately 58,000 Class A Shares were issued for payment of advisory fees, which vested upon issuance, totaling $1.1 million for the year ended December 31, 2019 in equity-based payments included in advisory fees and expenses in the consolidated statements of operations. The Board has approved the payment of one-third of the monthly advisory fee in Class A Shares through March 2020.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the years ended December 31, 2019, 2018 and 2017, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Selling commissions	$47	$1,498	$4,021
Dealer manager fees	$27	$638	$1,553
Other organization and offering expenses	$114	$873	$1,766
Distribution and stockholder servicing fees (1)	$371	$371	$197
Acquisition fees and expenses	$742	$1,861	$3,077
Disposition fees	$326	$68	$—
Advisory fees and expenses	$6,159	$6,248	$5,442
Operating expenses	$1,325	$2,079	$2,100
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $869,000 and $1.2 million as of December 31, 2019 and 2018, respectively, which is included in due to affiliates in the consolidated balance sheets with a corresponding decrease to capital in excess of par value, as described in Note 2 — Summary of Significant Accounting Policies.

Due to Affiliates
As of December 31, 2019 and 2018, $1.8 million and $2.1 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Management, or its affiliates. The amounts are primarily for distribution and stockholder servicing fees payable to CCO Capital and operating fees and expenses. These amounts were included in due to affiliates in the consolidated balance sheets for such periods.
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
NOTE 12 — STOCKHOLDERS’ EQUITY
As of December 31, 2019 and 2018, the Company was authorized to issue 490.0 million shares of common stock pursuant to the primary offering, consisting of two classes of shares (245.0 million Class A Shares and 245.0 million Class T Shares) and 10.0 million shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On or before June 19, 2013, the Company sold 20,000 shares of common stock, at $10.00 per share, to CREInvestments, LLC, an affiliate of CR V

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management. The Company’s Board may authorize additional shares of capital stock and designate the terms of such additional shares of capital stock without obtaining stockholder approval. Effective as of February 7, 2014, the Company effected the Reverse Stock Split, resulting in 8,000 shares of the Company’s common stock issued and outstanding. On February 7, 2014, the ownership of such shares was transferred to VEREIT Operating Partnership, L.P., a former affiliated entity of the Company’s sponsor. On February 1, 2018, the ownership of such shares was transferred to CR V Management. Pursuant to the Company’s Charter, CR V Management is prohibited from selling the 8,000 shares of the common stock that represents the initial investment in the Company for so long as CCO Group remains the Company’s sponsor; provided, however, that CR V Management may transfer ownership of all or a portion of these 8,000 shares of the Company’s common stock to other affiliates of the Company’s sponsor.
Distribution Reinvestment Plan
Pursuant to the DRIP, the Company allows stockholders to elect to have their distributions reinvested in additional shares of the Company’s common stock at the most recent estimated per share NAV as determined by the Board. The Board may terminate or amend the DRIP at the Company’s discretion at any time upon 10 days’ prior written notice to the stockholders. During the years ended December 31, 2019, 2018 and 2017, approximately 459,000, 519,000 and 446,000 shares, respectively, were purchased under the DRIP for $9.3 million, $11.7 million and $10.7 million, respectively, which were recorded as redeemable common stock on the consolidated balance sheets.
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
The redemption price per share (other than for shares purchased pursuant to the DRIP) will depend on the length of time the stockholder has held such shares as follows: after one year from the purchase date, 95% of the most recent estimated per share NAV; after two years from the purchase date, 97.5% of the most recent estimated per share NAV; and after three years from the purchase date, 100% of the most recent estimated per share NAV. The redemption price for shares purchased pursuant to the DRIP will be 100% of the most recent estimated per share NAV, as determined by the Board. See the discussion of the updated estimated per share NAV of the Company’s common stock effective March 30, 2020 in Note 16 — Subsequent Events.
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
The Company redeems shares no later than the end of the month following the end of each fiscal quarter. Requests for redemption must be received on or prior to the end of the fiscal quarter in order for the Company to repurchase the shares in the month following the end of that fiscal quarter. The Board may amend, suspend or terminate the share redemption program at any time upon 30 days’ prior written notice to the stockholders. During the years ended December 31, 2019, 2018 and 2017, the Company redeemed approximately 508,000, 514,000 and 492,000 shares, respectively, under the share redemption program for $10.3 million, $11.5 million and $11.7 million, respectively.

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
In addition, the Board authorized a daily distribution, based on 365 days in the calendar year, of $0.003232877 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on April 1, 2019 and ending on December 31, 2019. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on April 1, 2019 and ending on December 31, 2019, equal to $0.003232877 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis).
The Board also authorized a daily distribution, based on 366 days in the calendar year, of $0.003224044 per Class A Share for stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020. The Board authorized a daily distribution on Class T Shares to our stockholders of record of such class of shares as of the close of business on each day of the period commencing on January 1, 2020 and ending on March 31, 2020, equal to $0.003224044 per Class T Share, less the per share distribution and stockholder servicing fees that are payable with respect to the Class T Shares (as calculated on a daily basis). As of December 31, 2019, the Company had distributions payable of $1.7 million.
Subsequent to December 31, 2019, the Board reaffirmed the declaration and payment of distributions for the month of March 2020 at the rate previously declared on November 6, 2019, which distributions will be paid on or around April 1, 2020. Given the impact of the novel strain of the coronavirus (“COVID-19”) outbreak, the Board has decided to defer making a determination as to the amount and timing of distributions for the second quarter of 2020 until such time that the Company has greater visibility into the impact that the COVID-19 outbreak will have on the Company’s tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to the Company’s tenants, the Company’s ability to access the capital markets, and on the United States and worldwide financial markets and economy.
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 392,000 are available for future grant as of December 31, 2019.
As of December 31, 2019, the Company has granted awards of approximately 2,500 restricted Class A Shares to each of the independent members of the Board (approximately 7,600 restricted shares in aggregate) under the Plan. As of December 31, 2019, 3,600 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 4,000 shares issued had not vested or been forfeited as of December 31, 2019. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $79,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying consolidated statements of operations.
As of December 31, 2019, there was $59,000 of total unrecognized compensation expense related to the restricted A Shares issued in 2019, which will be recognized ratably over the remaining period of service prior to October 1, 2020.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — INCOME TAXES
For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nondividend distributions. Nondividend distributions will reduce U.S stockholders’ basis (but not below zero) in their shares. The following table shows the character of the distributions paid on a percentage basis for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
Character of Distributions:	2019	2018	2017
Ordinary dividends	—%	31.0%	21.0%
Nondividend distributions	100.0%	69.0%	79.0%
Total	100.0%	100.0%	100.0%
During the years ended December 31, 2019, 2018 and 2017, the Company incurred state and local income and franchise taxes of $143,000, $198,000, and $150,000, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations.
The Company had no unrecognized tax benefits as of or during the years ended December 31, 2019, 2018 and 2017. Any interest and penalties related to unrecognized tax benefits would be recognized within the provision for income taxes in the accompanying consolidated statements of operations. The Company files income tax returns in the U.S. federal jurisdiction, as well as various state jurisdictions, and is subject to routine examinations by the respective tax authorities.
NOTE 14 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company adopted ASC 842, using the optional alternative transition method and used the effective date as the date of initial application. Consequently, financial information was not updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019. The Company elected the “package of practical expedients,” which permits the Company to not reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company elected to apply the practical expedient for all of the Company’s leases to account for the lease and non-lease components as a single, combined operating lease component under ASC 842. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of December 31, 2019, the leases had a weighted-average remaining term of 10.2 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2019, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Year Ending December 31,	Future Minimum Rental Income
2020	$46,800
2021	46,350
2022	45,062
2023	43,662
2024	41,163
Thereafter	274,468
Total	$497,505

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
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the years ended December 31, 2019, 2018 and 2017, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Fixed rental and other property income (1)	$48,089	$47,867	$40,078
Variable rental and other property income (2)	7,071	6,485	5,292
Total rental and other property income	$55,160	$54,352	$45,370
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent, net of bad debt expense.
NOTE 15 — QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except for per share amounts). In the opinion of management, the information for the interim periods presented includes all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for each period.

	December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$13,683	$13,652	$13,788	$14,037
Net income	$1,013	$1,470	$790	$282
Basic and diluted net income per share - Class A common stock (1)	$0.07	$0.09	$0.05	$0.02
Basic and diluted net income (loss) per share - Class T common stock (1)	$0.01	$0.05	$0.01	$(0.02)
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
NOTE 16 — SUBSEQUENT EVENTS
Subsequent to December 31, 2019, there was a global outbreak of COVID-19. The global and domestic response to the COVID-19 outbreak continues to rapidly evolve. Thus far, certain responses to the COVID-19 outbreak have included mandates from federal, state and/or local authorities that required temporary closure of or imposed limitations on the operations of certain non-essential retailers. The COVID-19 outbreak and associated responses could negatively impact future tenant sales and operations at the Company’s properties which could result in material impact to the Company’s future results of operations, cash flows and financial condition. The Company is unable to estimate the impact the novel coronavirus will have on its financial results at this time.
Redemption of Shares of Common Stock
Subsequent to December 31, 2019, the Company redeemed approximately 98,000 shares for $1.9 million at an average per share price of $19.61 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended December 31, 2019 to an amount equal to net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended December 31, 2019 totaling approximately 901,000 shares went unfulfilled.
Estimated Per Share NAV
On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s common stock as of December 31, 2019, of $19.64 per share for both Class A Shares and Class T Shares. Because the estimated per share NAV as of December 31, 2019 is the same as the estimated per share NAV as of December 31, 2018, the Company will continue to issue Class A Shares and Class T Shares in the DRIP for $19.64 per share. Pursuant to the terms of the Company’s share redemption program, commencing on March 27, 2020, the updated estimated per share NAV of $19.64 for both Class A Shares and Class T Shares, as of December 31, 2019, will continue to serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.
Acquisitions of Real Estate Assets
Subsequent to December 31, 2019, the Company acquired a 100% interest in two real estate properties for an aggregate purchase price of $9.7 million. The acquisitions were funded with proceeds from real estate dispositions and available borrowings. The Company has not completed its initial purchase price allocation with respect to these properties and therefore cannot provide similar disclosures to those included in Note 4 — Real Estate Assets in these consolidated unaudited financial statements for these properties.

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Real Estate Held for Investment:
Aaron’s
Arkadelphia, AR	(h)	$125	$748	$—	$873	$94	12/12/2014	2014
Academy Sports
Cartersville, GA	(h)	1,384	7,427	—	8,811	1,104	6/27/2014	2014
Advance Auto
Fairmont, NC	(h)	56	949	—	1,005	141	3/18/2014	2004
Hampton, VA	(h)	474	759	—	1,233	81	9/25/2015	2005
Stratford, CT	(h)	1,140	1,395	—	2,535	141	2/8/2016	2015
Aspen Dental
Rogers, AR	(h)	592	1,090	—	1,682	118	11/9/2015	2014
At Home
Pearland, TX	(h)	4,966	7,535	—	12,501	286	10/3/2018	2017
Bass Pro Shop
Portage, IN	(h)	1,400	4,044	87	5,531	590	10/22/2014	2006
BJ’s Wholesale Club
Fort Myers, FL	(h)	5,312	18,604	—	23,916	901	4/25/2018	2006
Blankenbaker Plaza
Louisville, KY	$9,894	3,557	11,430	580	15,567	1,641	10/23/2014	1999
Brynwood Square
Rockford, IL	(h)	1,194	10,515	97	11,806	1,767	10/23/2014	1983
Bob Evans
Gallipolis, OH	(h)	189	1,726	—	1,915	155	4/28/2017	1987
Hagerstown, MD	(h)	644	1,503	—	2,147	126	4/28/2017	1995
Mansfield, OH	(h)	719	983	—	1,702	100	4/28/2017	1989
Monroe, MI	(h)	477	1,514	—	1,991	127	4/28/2017	2004
Northwood, OH	(h)	231	1,738	—	1,969	148	4/28/2017	1998
Peoria, IL	(h)	205	790	—	995	63	4/28/2017	2004
Piqua, OH	(h)	416	1,359	—	1,775	131	4/28/2017	1989
Buffalo Wild Wings & Shoe Carnival
Salina, KS	(h)	689	2,023	—	2,712	311	1/26/2015	2014
Burger King
Yukon, OK	(h)	519	587	—	1,106	78	9/30/2014	2000
Burlington Coat Factory
Bangor, ME	(h)	1,124	3,890	—	5,014	578	12/22/2014	2001
Camping World
Fort Myers, FL	(h)	2,925	4,308	—	7,233	369	4/11/2017	2003
CVS
Riverton, NJ	(h)	699	4,657	—	5,356	671	6/30/2014	2007
Derby Marketplace
Derby, KS	(h)	1,667	8,675	—	10,342	700	8/22/2017	2015
Dollar General
Athens, WV	(h)	400	1,132	—	1,532	158	1/16/2015	2014
Autaugaville, AL	(h)	130	827	—	957	109	2/26/2015	2014
Bluefield, WV	(h)	250	993	—	1,243	144	6/29/2015	2015

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Dollar General (continued):
Braham, MN	(h)	$66	$906	$—	$972	$121	10/24/2014	2014
Charleston, WV	(h)	383	963	—	1,346	134	2/27/2015	2014
Charleston, WV	(h)	361	863	—	1,224	130	6/29/2015	2015
Clarion, IA	(h)	128	860	—	988	115	10/24/2014	2014
Collinsville, AL	(h)	139	870	—	1,009	120	11/20/2014	2014
Dothan, AL	(h)	208	722	—	930	97	2/26/2015	2014
Elmwood, IL	(h)	154	808	—	962	110	9/3/2014	2012
Glouster, OH	(h)	334	986	—	1,320	138	3/24/2015	2015
Huntington, WV	(h)	293	1,023	—	1,316	127	5/15/2015	2015
Huntington, WV	(h)	278	989	—	1,267	134	9/29/2014	2014
Junction City, OH	(h)	68	823	—	891	112	9/25/2014	2014
Lineville, AL	(h)	102	1,128	—	1,230	149	2/26/2015	2014
Logansport, IN	(h)	69	942	—	1,011	146	3/31/2014	2014
Moundridge, KS	(h)	190	668	—	858	107	3/18/2014	2014
Oneonta, AL	(h)	93	917	—	1,010	127	11/20/2014	2014
Pipestone, MN	(h)	130	891	—	1,021	121	9/19/2014	2014
Ridgeley, WV	(h)	73	1,122	—	1,195	156	2/27/2015	2014
Selma, AL	(h)	18	851	—	869	112	2/26/2015	2014
Selma, AL	(h)	146	903	—	1,049	125	11/4/2014	2014
Semmes, AL	(h)	139	837	—	976	111	2/26/2015	2014
Shorter, AL	(h)	91	935	—	1,026	129	11/20/2014	2014
Sissonville, WV	(h)	344	827	—	1,171	116	3/24/2015	2015
South Charleston, WV	(h)	335	991	—	1,326	134	4/6/2015	2014
Talladega, AL	(h)	82	789	—	871	105	2/26/2015	2014
Virden, IL	(h)	65	1,111	—	1,176	145	11/14/2014	2014
Wakarusa, IN	(h)	161	1,038	—	1,199	141	9/3/2014	2012
Willard, MO	(h)	258	904	—	1,162	125	11/14/2014	2014
Wolcottville, IN	(h)	151	910	—	1,061	124	9/3/2014	2013
Duluth Trading Company
Denton, TX	(h)	1,018	3,671	—	4,689	182	6/28/2018	2018
Madison, AL	(h)	1,291	3,684	—	4,975	50	7/22/2019	2019
Noblesville, IN	(h)	958	3,856	—	4,814	339	3/29/2017	2017
Fairlane Green II
Allen Park, MI	(h)	8,551	6,866	160	15,577	631	8/30/2017	2006
Family Dollar
Bearden, AR	(h)	86	678	—	764	85	3/23/2015	2014
Cabot, AR	(h)	220	895	—	1,115	113	2/13/2015	2014
Columbus, OH	(h)	359	1,032	—	1,391	142	2/20/2015	2014
Hobbs, NM	(h)	350	782	—	1,132	103	12/19/2014	2014
Lewiston, ME	(h)	295	1,015	—	1,310	154	2/13/2015	2014
Morgan, UT	(h)	235	858	—	1,093	132	8/18/2014	2013
New Roads, LA	(h)	122	759	—	881	95	3/23/2015	2014
Roswell, NM	(h)	379	739	—	1,118	102	9/12/2014	2014
Salina, UT	(h)	224	913	—	1,137	139	8/18/2014	2014
San Antonio, TX	(h)	345	905	—	1,250	133	12/12/2014	2014

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Family Dollar (continued):
San Antonio, TX	(h)	$344	$1,024	$—	$1,368	$143	2/20/2015	2014
Talladega, AL	(h)	186	968	—	1,154	130	12/12/2014	2014
Tennessee Colony, TX	(h)	89	829	—	918	114	11/21/2014	2014
Valley, AL	(h)	184	928	—	1,112	121	2/13/2015	2014
Walthourville, GA	(h)	327	952	—	1,279	124	2/13/2015	2014
Warrenville, SC	(h)	98	1,014	—	1,112	132	2/27/2015	2014
Fresh Thyme Farmers Market
Lafayette, IN	(h)	410	6,208	—	6,618	935	10/17/2014	2014
Ypsilanti Township, MI	(h)	1,141	7,486	—	8,627	656	2/21/2017	2016
Houma Crossing
Houma, LA	$12,264	5,359	17,574	534	23,467	2,734	9/25/2014	2008
Hy-Vee
Omaha, NE	(h)	2,225	7,020	—	9,245	606	5/15/2017	1998
Kohl’s
Eagan, MN	(h)	3,226	5,579	685	9,490	599	2/18/2016	1994
Kroger
Bay City, MI	(h)	1,045	5,224	—	6,269	776	9/24/2014	2012
Lawton Marketplace
Lawton, OK	19,247	3,169	29,070	11	32,250	4,390	11/5/2014	2013
Lowe’s
Hermitage, PA	(h)	2,499	10,517	—	13,016	1,060	3/9/2016	1996
Mattress Firm
Draper, UT	(h)	651	1,510	—	2,161	217	12/19/2014	2014
Lake City, FL	(h)	656	1,075	—	1,731	145	12/9/2014	2014
Natural Grocers
Heber, UT	(h)	1,074	4,637	—	5,711	296	1/10/2018	2017
O’Reilly Auto Parts
Bennettsville, SC	(h)	375	910	—	1,285	107	6/9/2015	2014
Flowood, MS	(h)	576	921	—	1,497	95	1/29/2016	2015
Iron Mountain, MI	(h)	121	1,211	—	1,332	156	11/21/2014	2014
Pick ’N Save
Waterford, WI	(h)	684	3,317	—	4,001	262	10/2/2017	1995
Waupaca, WI	(h)	2,066	7,294	328	9,688	442	12/22/2017	2001
Raising Cane’s
Murphy, TX	(h)	648	1,960	—	2,608	268	9/30/2014	2014
Reno, NV	(h)	1,119	2,174	—	3,293	294	12/18/2014	2013
Safeway
Juneau, AK	(h)	3,082	8,739	—	11,821	293	11/14/2018	1994
Shoppes of Gary Farms
Bowling Green, KY	11,206	2,039	13,730	24	15,793	1,962	11/24/2014	2013
Shops at Abilene
Abilene, TX	14,989	3,414	21,270	910	25,594	3,210	12/11/2014	2004
Smart Foodservice Warehouse Stores
Salt Lake City, UT	(h)	687	4,270	—	4,957	246	3/2/2018	2016

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Sprouts
Lawrence, KS	(h)	$1,957	$5,515	$—	$7,472	$374	11/27/2017	2015
Steinhafels
Greenfield, WI	(h)	1,670	6,731	—	8,401	119	5/1/2019	2017
Stop & Shop
North Kingstown, RI	(h)	668	998	—	1,666	136	8/6/2014	1979
Take 5
Andrews, TX	(h)	67	375	—	442	7	6/18/2019	1991
Bedford, TX	(h)	155	328	—	483	6	6/18/2019	1994
Burleson, TX	(h)	556	418	—	974	7	6/18/2019	2009
Burleson, TX	(h)	376	214	—	590	4	6/18/2019	1994
Burleson, TX	(h)	301	434	—	735	7	6/18/2019	2010
Cedar Hill, TX	(h)	289	350	—	639	6	6/18/2019	2003
Hereford, TX	(h)	40	216	—	256	4	6/18/2019	1985
Irving, TX	(h)	207	316	—	523	6	6/18/2019	1993
Irving, TX	(h)	90	186	—	276	4	6/18/2019	1987
Lubbock, TX	(h)	206	221	—	427	4	6/18/2019	1989
Midland, TX	(h)	93	292	—	385	5	6/18/2019	2002
Mineral Wells, TX	(h)	114	274	—	388	6	6/18/2019	1995
Tractor Supply
Blytheville, AR	(h)	169	2,413	—	2,582	381	3/11/2015	2014
Carlyle, IL	(h)	289	2,566	—	2,855	169	11/3/2017	2017
Logan, WV	(h)	608	2,822	—	3,430	201	8/10/2017	2016
Midland, NC	(h)	213	2,317	—	2,530	343	6/20/2014	2013
Shelbyville, IL	(h)	287	2,556	—	2,843	169	11/3/2017	2017
United Oil
Carson, CA	(h)	3,774	1,892	—	5,666	251	9/30/2014	2011
Fallbrook, CA	(h)	3,037	725	—	3,762	97	9/30/2014	2012
Harbor City, CA	(h)	2,391	1,096	—	3,487	146	9/30/2014	2002
Hawthorne, CA	(h)	1,744	363	—	2,107	48	9/30/2014	2002
Lakewood, CA	(h)	2,457	1,423	—	3,880	189	9/30/2014	1997
Long Beach, CA	(h)	2,129	777	—	2,906	104	9/30/2014	2003
Los Angeles, CA	(h)	2,761	1,235	—	3,996	164	9/30/2014	1999
Los Angeles, CA	(h)	3,499	860	—	4,359	114	9/30/2014	2001
San Clemente, CA	(h)	3,447	985	—	4,432	131	9/30/2014	2003
San Diego, CA	(h)	2,002	284	—	2,286	37	9/30/2014	2006
San Diego, CA	(h)	3,633	783	—	4,416	104	9/30/2014	2009
San Diego, CA	(h)	1,767	705	—	2,472	94	9/30/2014	2014
Santa Ana, CA	(h)	2,090	598	—	2,688	79	9/30/2014	2008
Vacant
Raleigh, NC	(h)	431	1,121	(622)	930	—	9/12/2014	2014
Vitamin Shoppe
Taylor, MI	(h)	820	399	—	1,219	51	1/29/2015	2015
Walgreens
Baton Rouge, LA	(h)	822	4,257	—	5,079	566	9/26/2014	2006
Clinton Township, MI	$4,275	2,399	2,977	—	5,376	416	11/26/2014	2000

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

		Initial Costs to Company			Gross Amount at
				Total	Which Carried	Accumulated
			Buildings &	Adjustment	At December 31, 2019	Depreciation	Date	Date
Description (a)	Encumbrances	Land	Improvements	to Basis (b)	(c) (d) (e)	(e) (f) (g)	Acquired	Constructed
Walgreens (continued):
Greenville, OH	(h)	$953	$3,164	$—	$4,117	$401	12/15/2014	2006
Harrison, AR	$4,825	353	5,184	—	5,537	727	11/26/2014	2005
Indianapolis, IN	4,675	1,238	4,734	—	5,972	667	11/26/2014	1999
Kilgore, TX	(h)	588	5,074	—	5,662	713	6/27/2014	2007
Kokomo, IN	(h)	204	3,408	—	3,612	454	9/26/2014	2006
Lees Summit, MO	4,250	1,008	4,270	—	5,278	597	11/26/2014	1997
Richmond, IN	(h)	138	4,923	—	5,061	654	9/26/2014	2006
San Antonio, TX	(h)	2,051	6,379	—	8,430	847	9/26/2014	2005
Siloam Springs, AR	3,900	933	4,146	—	5,079	581	11/26/2014	2007
Slidell, LA	3,075	1,557	2,714	—	4,271	385	11/26/2014	1996
Whiteville, NC	(h)	888	3,453	—	4,341	460	9/26/2014	2007
West Marine
Chicago, IL	(h)	5,546	5,748	—	11,294	648	8/28/2015	2015
Western Crossing
Jacksonville, NC	(h)	2,507	8,370	—	10,877	593	8/18/2017	2015
Winn-Dixie
Amite, LA	(h)	286	2,297	—	2,583	463	9/30/2014	1994
	$92,600	$154,078	$434,728	$2,794	$591,600	$49,995
_____________________________________
(a) As of December 31, 2019, the Company owned 141 retail properties and seven anchored shopping centers.
(b) Consists of capital expenditures and real estate development costs, and impairment charges.
(c) The aggregate cost for federal income tax purposes was $604.9 million.
(d) The following is a reconciliation of total real estate carrying value for the years ended December 31 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$609,834	$559,836	$450,556
Additions:
Acquisitions	19,491	63,595	109,010
Improvements	1,249	1,625	270
Total additions	20,740	65,220	109,280
Deductions:
Cost of real estate sold	(38,351)	(10,288)	—
Other (including provisions for impairment of real estate assets)	(623)	(4,934)	—
Total deductions	(38,974)	(15,222)	—
Balance, end of period	$591,600	$609,834	$559,836
(e) Gross intangible lease assets of $91.9 million and the associated accumulated amortization of $26.0 million are not reflected in the table above.

COLE CREDIT PROPERTY TRUST V, INC.
SCHEDULE III – REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION – (Continued)
(in thousands)

(f) The following is a reconciliation of accumulated depreciation for the years ended December 31 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$41,208	$29,777	$19,295
Additions:
Acquisitions - Depreciation expense for building, acquisitions costs and tenant improvements acquired	12,484	12,020	10,238
Improvements - Depreciation expense for tenant improvements and building equipment	128	608	244
Total additions	12,612	12,628	10,482
Deductions:
Cost of real estate sold	(3,670)	—	—
Other (including provisions for impairment of real estate assets)	(155)	(1,197)	—
Total deductions	(3,825)	(1,197)	—
Balance, end of period	$49,995	$41,208	$29,777
(g) The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings are depreciated over 40 years, site improvements are amortized over 15 years, and tenant improvements are amortized over the remaining life of the lease or the useful life, whichever is shorter.
(h) Property is included in the Credit Facility’s borrowing base. As of December 31, 2019, the Company had $251.5 million outstanding under the Credit Facility.