Form 10-K/A
period 2019-12-31
Cole Credit Property Trust V, Inc.
filed 2020-04-27
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
As of April 17, 2020, there were approximately 15.0 million shares of Class A common stock and 2.0 million shares of Class T common stock, par value per share of $0.01 each, of Cole Credit Property Trust V, Inc. outstanding.

EXPLANATORY NOTE
Cole Credit Property Trust V, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
In accordance with applicable law and our charter and bylaws, the business and affairs of the Company are managed under the direction of our board of directors. Our board of directors consists of five directors, three of whom are independent directors. Our board of directors has formed three committees: the audit committee; the valuation, compensation and affiliate transactions committee; and the nominating and corporate governance committee.
As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position(s)
Avraham Shemesh	58	Chairman of the Board, Chief Executive Officer and President
Marcus E. Bromley	70	Independent Director
Robert A. Gary, IV	66	Independent Director
Calvin E. Hollis	68	Independent Director
Elaine Y. Wong	40	Director
Avraham Shemesh has served as our chief executive officer, president and a director since March 2018, and as the chairman of our board of directors and a member of the nominating and corporate governance committee since August 2018. Mr. Shemesh also has served as president and treasurer of Cole REIT Management V, LLC (“CCPT V Management”), our advisor, since February 2018. In addition, Mr. Shemesh serves in the following positions for CCO Group, LLC and its affiliates (collectively, “CCO Group”) and certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”)	Chief executive officer, president and director Chairman of the board	February 2018 – Present August 2018 – Present
CIM Income NAV, Inc. (“CIM Income NAV”) and Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”)	Director	January 2019 – Present
CIM Real Estate Finance Trust, Inc. (f/k/a Cole Credit Property Trust IV, Inc.) (“CMFT”)	Director	March 2019 – Present
Cole Corporate Income Management II, LLC (“CCI II Management”); Cole Corporate Income Management III, LLC (“CCI III Management”); CIM Real Estate Finance Management (f/k/a Cole REIT Management IV, LLC) (“CMFT Management”); CIM Income NAV Management, LLC (“CIM Income NAV Management”); CCO Group, LLC; and CREI Advisors, LLC (“CREI Advisors”)
	President and treasurer	February 2018 – Present
Mr. Shemesh is a Co-Founder and Principal of CIM Group, LLC (“CIM”), a vertically-integrated owner and operator of real assets for its own account and on behalf of its partners and co-investors seeking to invest in urban real assets and associated credit strategies and, since February 1, 2018, the indirect parent of our sponsor, advisor, dealer manager and property manager, with more than 25 years of active real estate, infrastructure and lending experience. Since co-founding CIM in 1994, Mr. Shemesh has been instrumental in building the firm’s real estate, infrastructure and debt platforms. He serves on CIM’s Investment and Real Assets Management Committees, providing guidance on the diverse opportunities available across CIM’s various platforms. Mr. Shemesh is responsible for CIM’s long-time relationships with strategic institutions and oversees teams essential to acquisitions, portfolio management and internal and external communication. Since March 2014, Mr. Shemesh also has served as a director of CIM Commercial Trust Corporation (NASDAQ: CMCT), a real estate investment trust that acquires, owns and operates office investments and is operated by affiliates of CIM (“CMCT”). Prior to CIM, Mr. Shemesh was involved in a number of successful entrepreneurial real estate activities, including co-founding Dekel Development, which developed a wide variety of commercial and multifamily properties in Los Angeles. Mr. Shemesh was selected to serve as a director because of his significant experience with the real estate acquisition process and strategic planning as a result of his experience with CIM, including as a Co-Founder thereof, as well as his leadership roles at CIM and CMCT, all of which are expected to bring valuable insight to the board of directors.
Marcus E. Bromley has served as an independent director and as a member of our audit committee since March 2015, and as a member of our nominating and corporate governance committee and chairman of our valuation, compensation and affiliate transactions committee since August 2018. He previously served as non-executive chairman of our board of directors from June 2015 until August 2018. Since July 2017, Mr. Bromley has served on the board of directors of Brookdale Senior Living Inc. (NYSE: BKD). In August 2018, Mr. Bromley joined the management committee of Sealy Industrial Partners, LP. Mr. Bromley served as a member of the board of directors of Cole Corporate Income Trust, Inc. and as a member of its audit committee from January 2011 until January 2015 when that company merged with Select Income REIT. From May 2005 until its merger with Spirit Realty Capital, Inc. in July 2013, Mr. Bromley served as a member of the board of directors of Cole Credit Property Trust II, Inc. and also served as the chairman of that company’s audit committee. He also served as a member of the board of directors of Cole Credit Property Trust III, Inc. from October 2008 until May 2012 and as a member of its audit committee from December 2008 until May 2012. From 1993 through 2005, Mr. Bromley served as a member of the board of trustees of Gables Residential Trust, a $3 billion multi-family residential REIT with operations in Texas, Georgia, South Florida, Washington, D.C. and Southern California that was listed on the New York Stock Exchange prior to its sale in 2005. From December 1993 until June 2000, Mr. Bromley also served as the chief executive officer of Gables Residential Trust. Prior to joining Gables Residential Trust, Mr. Bromley was a division partner of Trammell Crow Residential from 1982 until 1993. Mr. Bromley also serves on the advisory board of Nancy Creek Capital, an Atlanta-based private equity firm, and previously served on the board of directors of SG Partners, a multifamily residential company headquartered in Atlanta, Georgia, from 2013 until 2016. Mr. Bromley holds a B.S. in Economics from Washington & Lee University and an M.B.A. from the University of North Carolina. Mr. Bromley was selected to serve as a director of the Company because of his experience as the chief executive officer of a public real estate company, his general knowledge of the real estate industry and his financing experience, all of which are expected to bring valuable insight to the board of directors.
Robert A. Gary, IV has served as an independent director of our company and as a member of our audit committee since April 2015, as chairman of the audit committee since June 2015, and as chairman of our nominating and corporate governance committee and a member of the valuation, compensation and affiliate transactions committee since August 2018. Mr. Gary is a Co-Founder and current Ambassador of Keiter, PC, Certified Public Accountants and Consultants, which was founded in 1978. Mr. Gary has more than 38 years of experience in public accounting, providing accounting, tax, and consulting services to business organizations and individuals. His accounting practice has focused on general business consulting, real estate construction, development and management, employee benefits, executive compensation, estate planning and administration. Mr. Gary has provided insights and opportunities to clients in a variety of industries, including real estate, estates, trusts and foundations, private venture capital investors, manufacturing, distribution and professional services. He previously served as an independent director of Landmark Apartment Trust, Inc. (formerly Grubb & Ellis Apartment REIT, Inc.) from December 2005 until May 2014, and of Cornerstone Realty Income Trust from 2003 until its 2005 merger with Colonial Property. While serving on the boards of both Landmark and Cornerstone, Mr. Gary also served as the chairperson and financial expert for each company’s audit committee. He received a B.S. in Accounting from Wake Forest University and an M.B.A. from the University of Virginia’s Darden School of Business. Mr. Gary is a Certified Public Accountant, a Certified Information Technology Professional, a Chartered Global Management Accountant, and a member of the American Institute of Certified Public Accountants and the Virginia Society of Certified Public Accountants. He is also a Certified Financial Planner® and a Realtor licensed in Virginia. Mr. Gary was selected to serve as a director of our company because of his experience as a Co-Founder of a certified public accounting firm, his general knowledge of the real estate industry and his financing and accounting experience, all of which are expected to bring valuable insight to the board of directors.
Calvin E. Hollis has served as an independent director since March 2018, and as a member of the valuation, compensation and affiliate transactions committee since August 2018. In addition, Mr. Hollis has served as an independent director of CCIT II, a program sponsored by CCO Group, since March 2018. Mr. Hollis retired from his position as Senior Executive Officer, Real Estate, Countywide Planning and Development for the Los Angeles County Metropolitan Transportation Authority effective year-end 2017. He served in that position from May 2011 until December 2017. His responsibilities included executive oversight of all real estate operations including acquisitions and dispositions, non-operating property asset management, and the commercial long term ground lease program. Prior to that, from February 2009 to May 2011, Mr. Hollis served as the Acting Chief Executive Officer and then Chief Operating Officer for the Community Redevelopment Agency (“CRA”) of the City of Los Angeles. Prior to joining the CRA, Mr. Hollis served as a Managing Principal with Keyser Marston Associates, Inc. from March 1983 to February 2009, where he provided real estate advisory services to over 150 public, institutional, and private clients in major public-private real estate transactions. Mr. Hollis is a former member of Lambda Alpha and the Urban Land Institute Public Private Partnership Counsel. Mr. Hollis received a B.A. in Economics from California State University Los Angeles. Mr. Hollis was selected to serve as a director because of his experience with real estate projects and transactions of all types, including his experience with public-private partnerships, all of which are expected to bring valuable insight to the board of directors.
Elaine Y. Wong has served as a director since October 2019. In addition, since October 2019, Ms. Wong has also served as a director of CCIT II, CMFT and CIM Income NAV. Ms. Wong has served as a Principal of CIM and a member of its Investment Committee since February 2015, and as CIM’s Head of Marketing & Communications since May 2018. From February 2015 to April 2018, Ms. Wong served as CIM’s Global Head of Partner & Co-Investor Relations. She served at CIM from February 2012 to January 2015 as 1st Vice President, Global Head of Fundraising and Investor Relations, from February 2010 to January 2012 as Vice President, Fundraising & Investor Relations, and from April 2007 to January 2010 as Associate, Investor Relations. Prior to joining CIM, Ms. Wong served from May 2005 to March 2007 as an Associate at Perry Capital, LLC, and from July 2001 to April 2005 as an Analyst, and then Associate in the Equities Division, Financial and Strategic Management, of Goldman Sachs & Co. Ms. Wong received her Bachelor of Science degree in Accounting and Finance from New York University, Leonard N. Stern School of Business. Ms. Wong was selected to serve as a director because of her experience as a principal of CIM Group and her expertise in investor relations, marketing and communications strategy, as well as her background leading CIM’s fundraising efforts, all of which are expected to bring valuable insight to the board of directors.
Board Meetings and Annual Stockholder Meeting
The board of directors held four meetings during the fiscal year ended December 31, 2019. Each director attended all of the meetings of our board of directors, and all of the meetings of the committees on which he or she served, held during the period for which he or she served as a director during the fiscal year ended December 31, 2019. Although we do not have a formal policy regarding attendance by members of our board of directors at our Annual Meeting of Stockholders, we encourage all of our directors to attend. All of our directors serving at the time of our 2019 Annual Meeting of Stockholders attended our 2019 Annual Meeting of Stockholders either in person or by telephone.
Independence
As required by our charter, a majority of the members of our board of directors must qualify as “independent” as affirmatively determined by the board. Consistent with our charter and applicable securities and other laws and regulations regarding the definition of “independent” after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Bromley, Gary and Hollis, who comprise a majority of our board, qualify as independent directors. A copy of our independent director definition, which is contained in our charter and complies with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, was attached as an appendix to the proxy statement for our 2018 Annual Meeting of Stockholders, which was filed with the SEC on April 12, 2018. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.
Board Committees
The board of directors has established a committee structure that includes an audit committee, a valuation, compensation and affiliate transactions committee and a nominating and corporate governance committee. The audit committee and valuation, compensation and affiliate transactions committee are each comprised solely of independent directors, and a majority of the members of the nominating and corporate governance committee are independent directors.
Audit Committee
The audit committee is comprised of Messrs. Gary and Bromley, both of whom are independent directors. Mr. Gary serves as the chairman of the audit committee. The audit committee reports regularly to the full board. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls. Our board of directors has adopted a charter for the audit committee that sets forth its specific functions and responsibilities. The audit committee charter can be located on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CCPT V.”

Although our shares are not listed for trading on any national securities exchange, all members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While both members of the audit committee have significant financial and/or accounting experience, the board of directors has determined that Mr. Gary satisfies the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Gary as our audit committee financial expert. The audit committee met four times during 2019.
Valuation, Compensation and Affiliate Transactions Committee
The valuation, compensation and affiliate transactions committee is comprised solely of our independent directors, Messrs. Bromley, Gary and Hollis. Mr. Bromley serves as the chairman of the committee. The committee met three times during 2019. Our board of directors has adopted a charter for the valuation, compensation and affiliate transactions committee that sets forth its specific functions and responsibilities. The charter of the valuation, compensation and affiliate transactions committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CCPT V.”
The primary purposes of the committee are to: (1) assist the board in satisfying its obligations to determine and provide the fair value of assets of the Company and the determination of the net asset value (“NAV”) per share of the common stock of the Company to comply with all applicable SEC, state and Financial Industry Regulatory Authority requirements; (2) oversee the Company’s compensation programs, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and to administer any such plans or programs as required by the terms thereof; (3) perform an annual or more frequent review of the advisory agreement between the Company and its advisor, CCPT V Management, and/or its affiliates, and any amendments thereto, and review the performance of CCPT V Management and determine whether compensation paid to it is reasonable in relation to the nature and quality of services performed and the investment performance of the Company, and that the provisions of the advisory agreement are being carried out by the advisor; (4) consider for approval any other agreements and transactions between the Company and/or its subsidiaries on the one hand and any of (i) the advisor, (ii) CIM and/or its subsidiaries, (iii) a director or officer of the Company, or (iv) an affiliate of the foregoing, on the other hand; and (5) consider the approval of all other matters required to be approved by the independent directors. Notwithstanding the scope of the committee’s responsibilities under the charter with respect to compensation matters, our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not pay any compensation directly to our executive officers or non-independent directors.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee consists of three directors, Messrs. Bromley, Gary and Shemesh, with Mr. Gary serving as the chairman of the committee. A majority of the members of the nominating and corporate governance committee are independent directors; Mr. Shemesh, our chief executive officer and president, is the sole non-independent director serving on the nominating and corporate governance committee. The committee met three times in 2019. Our board of directors has adopted a charter for the nominating and corporate governance committee that sets forth its specific functions and responsibilities. The charter of the nominating and corporate governance committee is available on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CCPT V.”
The primary purposes of the nominating and corporate governance committee are to: (1) at the request of the board of directors, review and make recommendations to the board of directors regarding the size, structure and composition of the board of directors and its committees; (2) establish criteria for the selection of directors to serve on the board; (3) identify and evaluate individuals believed to be qualified to become board members, including persons suggested by the Company’s stockholders or others on a substantially similar basis as it considers other nominees, and conduct appropriate inquiries into the independence, background and qualifications of such possible candidates, including all applicable requirements contained in the Company’s charter; (4) recommend prospective candidates to the board for nomination by the board at each annual meeting of the stockholders or any special meeting of the stockholders at which directors are to be elected, and for any vacancies or newly created directorships on the board of directors; (5) make recommendations to the board of directors regarding members to serve on committees of the board of directors, taking into account the experience and expertise of each individual director; (6) review on an annual basis the Company’s codes of ethics for independent directors and the principal executive officer and senior financial officers, respectively, as well as such other governance documents and policies that may be adopted by the Company from time to time; and (7) advise and make recommendations to the board of directors on corporate governance and all matters pertaining to the role of the board of directors and the practices and the performance of its directors.
The nominating and corporate governance committee and the board of directors annually review the appropriate experience, skills and characteristics required of board members in the context of the then-current membership of the board, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in a variety of areas. This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment and skills such as an understanding of the real estate industry or brokerage industry or accounting or financial management expertise. Other considerations include the candidate’s independence from conflicts of interest with the Company and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of effort in preparation for those meetings. A majority of our directors must be independent, as defined in our charter. Moreover, as required by our charter, at least one of our independent directors must have at least three years of relevant real estate experience, and each director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we acquire and manage.
Historically, our board of directors has solicited candidate recommendations from its own members and management of the Company. The Company has not employed and does not currently employ or pay a fee to any third party to identify or evaluate, or assist in identifying or evaluating, potential director nominees, although we are not prohibited from doing so if we determine such action to be in the best interests of the Company. Our nominating and corporate governance committee and board of directors also will consider recommendations made by stockholders for director nominees who meet the established director criteria set forth above. In evaluating the persons recommended as potential directors, our nominating and corporate governance committee and board of directors will consider each candidate without regard to the source of the recommendation and take into account those factors that our board of directors determines are relevant. Stockholders may directly nominate potential directors (without the recommendation of our board of directors) by satisfying the procedural requirements for such nomination as provided in Article II, Section 11 of our bylaws.
In considering possible candidates for election as a director, the nominating and corporate governance committee and the board of directors are guided by the principles that each director should (i) be an individual of high character and integrity; (ii) be accomplished in his or her respective field, with superior credentials and recognition; (iii) have relevant expertise and experience upon which to base advice and guidance to management in the conduct of our real estate investment and management activities; (iv) have sufficient time available to devote to our affairs; and (v) represent the long-term interests of our stockholders as a whole. Our nominating and corporate governance committee and board of directors may also consider an assessment of its diversity, including factors such as, but not limited to, age, geography, gender and ethnicity. While we do not have a formal diversity policy, we believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board of directors to fulfill its responsibilities.
Communication with Directors
We have established procedures for stockholders or other interested parties to communicate directly with our board of directors. Such parties can contact the board by mail at: Chairman of the Board of Directors of Cole Credit Property Trust V, Inc., c/o Corporate Secretary, 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
The chairman of the board of directors will receive all communications made by these means, and will distribute such communications to such member or members of our board of directors as he deems appropriate, depending on the facts and circumstances outlined in the communication received.

Board Leadership Structure
Avraham Shemesh serves as both the chairman of our board of directors and our chief executive officer. In addition, all of the independent directors are members of the valuation, compensation and affiliate transactions committee, which is chaired by Mr. Bromley, our former chairman, and considers matters for which the oversight of our independent directors is key, including matters relating to the valuation of the Company’s common stock, review of the performance and fees paid to the advisor, and review and approval of any transactions with affiliates.
Our board of directors has the authority to select the leadership structure it considers appropriate, considering many factors including the specific needs of our business and what is in the best interests of our stockholders. The independent directors have determined that the most effective board of directors leadership structure for the Company at the present time is for the chief executive officer to also serve as chairman of the board of directors. The independent directors believe that, because the chief executive officer is ultimately responsible for the day-to-day operation of the Company and for executing the Company’s strategy, and because the performance of the Company is an integral part of board deliberations, the chief executive officer is the director best qualified to act as chairman of the board of directors.

The board of directors retains the authority to modify this structure to best address the Company’s unique circumstances, and to advance the best interests of all stockholders, as and when appropriate. The board of directors believes that the current board leadership structure is the most appropriate at this time, given the specific characteristics and circumstances of the Company. With the assistance of the nominating and corporate governance committee, the board of directors will continue to monitor the corporate governance practices of the Company, including the leadership structure of its board of directors.
In addition, although we do not have a lead independent director, in light of the function and make-up of the valuation, compensation and affiliate transactions committee, and for the reasons further set forth below, the board of directors believes that its current corporate governance practices achieve independent oversight and management accountability. Our governance practices provide for strong independent leadership, independent discussion among directors and for independent evaluation of and communication with our executive officers, as well as the officers and key personnel of our advisor. Some of the relevant processes and other corporate governance practices include:

•
A majority of our directors are independent directors. Each director is an equal participant in decisions made by the full board of directors. In addition, all matters that relate to our sponsor, our advisor or any of their affiliates must be approved by a majority of the independent directors. The audit committee and the valuation, compensation and affiliate transactions committee are comprised entirely of independent directors.

•	Each of our directors is elected annually by our stockholders.

•
Our advisor has a one-year contract, with an annual review by, and renewal subject to the approval of, our board of directors. The fees paid to our advisor must be deemed reasonable, as determined by our independent directors, on an annual basis.

The Board’s Role in Risk Oversight
The board of directors oversees our stockholders’ interest in the long-term health and the overall success of the Company and its financial strength.
The board of directors is actively involved in overseeing risk management for the Company. It does so, in part, through its oversight of our property acquisitions and assumptions of debt, as well as its oversight of our Company’s executive officers and our advisor. In particular, the board of directors may determine at any time to terminate the advisor, and must evaluate the performance of the advisor, and re-authorize the advisory agreement, on an annual basis.
In addition, the audit committee is responsible for assisting the board of directors in overseeing the Company’s management of risks related to financial reporting. The audit committee has general responsibility for overseeing the accounting and financial processes of the Company, including oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and the adequacy of the Company’s internal control over financial reporting. In addition, we have adopted policies and procedures with respect to complaints related to accounting, internal accounting controls or auditing matters, which enables anonymous and confidential submission of complaints that the audit committee shall discuss with management. Further, in connection with the annual audit of the Company’s financial statements, the audit committee conducts a detailed review with the Company’s independent auditors of the accounting policies used by the Company and its financial statement presentation.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers (the “Code of Business Conduct and Ethics”) that is applicable to our principal executive officer, principal financial officer and principal accounting officer. The policy may be located on our sponsor’s website at www.cimgroup.com/investment-strategies/individual/managed-reit-corporate-governance by clicking on “CCPT V.”
If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our sponsor’s website as necessary.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Directors
Summary
Directors who are also officers or employees of the Company, our advisor or their affiliates (Mr. Shemesh and Ms. Wong, and formerly Mr. Ressler) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each independent director receives compensation for service on the board of directors and any of its committees as provided below:

•	an annual board membership retainer of $60,000; and

•	an additional annual retainer for each committee on which a director serves equal to $25,000 for the committee chair and $15,000 for other members of the committee.
Each director’s aggregate annual board compensation will be paid 75% in cash (in four quarterly installments) and 25% will be paid in the form of an annual grant of restricted Class A common stock based on the then-current per share NAV at the time of grant pursuant to the Cole Credit Property Trust V, Inc. 2018 Equity Incentive Plan (the “Equity Plan”), as further described below. Restricted stock grants issued pursuant to the Equity Plan will generally vest one year from the date of the grant. In addition, all directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Avraham Shemesh	$—	$—	$—	$—	$—
Marcus E. Bromley	$86,250	$28,750	$—	$—	$115,000
Robert A. Gary, IV	$93,750	$31,250	$—	$—	$125,000
Calvin E. Hollis	$56,250	$18,750	$—	$—	$75,000
Richard S. Ressler (1)	$—	$—	$—	$—	$—
Elaine Y. Wong (1)	$—	$—	$—	$—	$—
___________________
(1) Ms. Wong was elected as a member of the board of directors effective immediately upon the resignation of Mr. Ressler, whose resignation was effective on October 15, 2019. Mr. Ressler resigned from the board of directors in order to facilitate the election of Ms. Wong by ensuring that the board of directors continues to have a majority of independent directors.
(2) Represents the grant date fair value of the restricted Class A common stock issued pursuant to the Equity Plan, for purposes of Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Each of the independent directors received a grant of restricted shares of Class A common stock on October 1, 2019, which shares will vest one year from the date of grant. The grant date fair value of the restricted shares is based on the per share estimated NAV of the Class A common stock on October 1, 2019, which was $19.64.
Long Term Incentive Plan Awards to Independent Directors
In August 2018, in connection with the approval and implementation of a revised compensation structure of our independent directors, the board of directors approved the Equity Plan, under which 400,000 of the Company’s Class A common shares were reserved for issuance and share awards of 392,000 are available for future grant at December 31, 2019. Under the Equity Plan, the board of directors or a committee designated by the board of directors has the authority to grant restricted stock awards or deferred stock awards to non-employee directors of the Company. The board of directors or committee also has the authority to determine the terms of any award granted pursuant to the Equity Plan, including vesting schedules, restrictions and acceleration of any restrictions. The purpose of the Equity Plan is to help the Company: (1) align the interests of the non-employee directors compensated under the Equity Plan with the Company’s stockholders; and (2) to promote ownership of the Company’s equity. Pursuant to the Equity Plan, we may award restricted stock or deferred stock units.

On October 1, 2019, the Company granted awards of approximately 1,350 restricted Class A shares to each of the independent members of the board of directors (approximately 4,000 restricted shares in aggregate) under the Equity Plan, which fully vest on October 1, 2020 based on one year of continuous service, representing 25% of each independent director’s annual aggregate board compensation for the twelve month period beginning October 2019 (the “October 2019 Restricted Stock Awards”). The October 2019 Restricted Stock Awards vest on the one-year anniversary of the award date.
The term of the Equity Plan is ten years. The board of directors may amend or terminate the Equity Plan at any time prior to the end of its ten year term, provided that the Equity Plan will remain in effect until all awards made pursuant to the Equity Plan have been satisfied or terminated in accordance with the Equity Plan. Upon a change of control, including the dissolution, liquidation, reorganization, merger or consolidation with one or more entities as a result of which we are not the surviving corporation, or upon a sale of all or substantially all of our assets, the board of directors or a committee thereof may make provisions for any awards not assumed or substituted pursuant to the agreement effectuating the change of control, including (1) accelerating the vesting period of unvested awards, or (2) canceling any non-vested award or other awards in which the fair market value of the shares subject to the award is zero, in each case in accordance with and pursuant to the terms of the applicable award agreement and the Equity Plan.
In the event that our valuation, compensation and affiliate transactions committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Equity Plan or with respect to an award, then the valuation, compensation and affiliate transactions committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.
Compensation Committee Interlocks and Insider Participation
The valuation, compensation and affiliate transactions committee consists only of our independent directors. In addition, we do not separately compensate our executive officers. Therefore, none of our executive officers participated in any deliberations regarding executive compensation.
During the fiscal year ended December 31, 2019, both of our executive officers served as executive officers (and, in the case of Mr. Shemesh, as a director) of other externally managed companies sponsored by our sponsor. In addition, Mr. Ressler, our former director, serves as an executive officer and director of other externally managed companies sponsored by our sponsor. Like us, such companies have a valuation, compensation and affiliate transactions committee consisting of their independent directors, and they do not separately compensate their executive officers.
Executive Officers
In addition to Avraham Shemesh, the following individual currently serves as an executive officer of the Company:
Nathan D. DeBacker, age 40, has served as our chief financial officer and treasurer since August 2016, and as vice president of CCPT V Management since February 2018. In addition, Mr. DeBacker serves in the following positions for CCO Group and certain other programs sponsored by CCO Group:

Entity	Position(s)	Dates
CMFT; CCIT III; CCIT II; and CIM Income NAV	Chief financial officer and treasurer	August 2016 – Present
CCI II Management; CCI III Management; CMFT Management; CIM Income NAV Management; CCO Group, LLC; and CREI Advisors	Vice president	February 2018 – Present
CCO Capital, LLC (“Cole Capital”)	Vice president Chief financial officer	December 2018 – March 2019 February 2018 – December 2018 March 2019 – Present
CIM Real Assets & Credit Fund	Chief financial officer and treasurer	August 2019 – Present
In addition, Mr. DeBacker has served as chief financial officer of CMCT since March 2019. From August 2016 to February 2018, Mr. DeBacker served as senior vice president and chief financial officer, Cole REITs, of VEREIT, Inc.

(“VEREIT”). Mr. DeBacker was the principal at CFO Financial Services, LLC, a certified public accounting firm that provided accounting, payroll, tax, forecasting and planning, business valuation and investment advisory services to business organizations, from May 2014 until August 2016. Mr. DeBacker was also registered as an investment adviser representative with Archer Investment Corporation, an investment advisory firm that partners with accountants and CPAs to provide investment management solutions for their clients, from November 2015 until August 2016. From December 2005 until May 2014, Mr. DeBacker worked at Cole Capital, the predecessor to CCO Group, and, following the merger with VEREIT, most recently served as vice president of real estate planning and analysis. From 2002 until 2005, Mr. DeBacker worked as an auditor for the independent public accounting firm of Ernst & Young LLP. Mr. DeBacker earned his bachelor’s degree in accounting from the University of Arizona and is a Certified Public Accountant in Arizona.
Each of our executive officers has stated that there is no arrangement or understanding of any kind between him and any other person relating to his appointment as an executive officer of our Company. We are also not aware of any family relationships among any of the directors or executive officers of the Company.
Compensation of Executive Officers
We have no employees. Our executive officers, including our principal financial officer, do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. Accordingly, we have not included herein a Compensation Committee Report or a Compensation Discussion and Analysis.
Certain of our executive officers are also officers of CCPT V Management, our advisor, and/or its affiliates, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our advisory agreement and dealer manager agreement. We also reimburse CCPT V Management for its provision of administrative services, including related personnel costs, subject to certain limitations. A description of the fees that we pay to our advisor and dealer manager or any affiliate thereof is found in Item 13. Certain Relationships and Related Transactions and Director Independence, below.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 17, 2020 regarding the beneficial ownership of our common stock by each person known by us to own 5% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 15,036,921 shares of Class A common stock and 1,982,082 shares of Class T common stock outstanding as of April 17, 2020. None of the shares in the following table has been pledged as security.

Name of Beneficial Owner (1)	Number of Shares of Class A Common Stock Beneficially Owned (2)	Number of Shares of Class T Common Stock Beneficially Owned (2)	Percentage
Avraham Shemesh	—	—	—
Marcus E. Bromley (3)	13,713	—	*
Robert A. Gary, IV (4)	3,000	—	*
Calvin E. Hollis (5)	1,914	—	*
Elaine Y. Wong	—	—	—
Nathan D. DeBacker	—	—	—
All executive officers and directors as a group (6 persons)	18,627	—	*

___________________

*	Represents less than 1% of the outstanding common stock.
(1)	The address of each beneficial owner listed is c/o Cole Credit Property Trust V, Inc., 2398 East Camelback Road, 4th Floor, Phoenix, Arizona 85016.
(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following April 17, 2020.

(3)	Includes 1,463.849 restricted shares of Class A common stock issued under the Equity Plan in connection with Mr. Bromley’s service as a member of the board of directors.
(4)	Includes 1,591.141 restricted shares of Class A common stock issued under the Equity Plan in connection with Mr. Gary’s service as a member of the board of directors.
(5)	Includes 983.752 restricted shares of Class A common stock issued under the Equity Plan in connection with Mr. Hollis’s service as a member of the board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2019. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.
Advisory Agreement
We are party to an Advisory Agreement with CCPT V Management whereby CCPT V Management manages our day-to-day operations and identifies and makes investments on our behalf. In return, we pay to CCPT V Management a monthly advisory fee based upon our monthly average asset value, which is based on the estimated market value of our investments that were acquired prior to the “as of” date of our most recent estimated per share NAV, and is based on the purchase price of the investments acquired subsequent to the “as of” date of the most recent estimated per share NAV. The monthly advisory fee is based upon the following amounts: (1) an annualized rate of 0.75% paid on our average asset value that is between $0 to $2.0 billion; (2) an annualized rate of 0.70% paid on our average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on our average asset value that is over $4.0 billion. Advisory fees for the year ended December 31, 2019 totaled $5.1 million. We also reimburse CCPT V Management for expenses incurred in connection with the provision of services pursuant to the Advisory Agreement, subject to certain limitations. Such expense reimbursements for the year ended December 31, 2019 totaled $1.1 million.
We also pay to CCPT V Management or its affiliates acquisition fees of up to 2.0% of (i) the contract purchase price of each property or asset that we acquire, (ii) the amount paid in respect of the development, construction or improvement of each asset we acquire, (iii) the purchase price of any loan we acquire, and (iv) the principal amount of any loan we originate. Such payments for the year ended December 31, 2019 totaled $742,000. In addition, we reimburse CCPT V Management or its affiliates for insourced acquisition expenses incurred in the process of acquiring each property or asset or in the origination or acquisition of a loan, which are fixed on an annual basis at 0.5% of the contract purchase price of each property and 0.5% of the amount advanced for a loan or other investment; provided, that acquisition expenses are not included in the contract purchase price of the property. Additionally, we reimburse CCPT V Management or its affiliates for third-party acquisition-related expenses incurred in the process of acquiring properties, so long as the total acquisition fees and expenses relating to the transaction do not exceed 6.0% of the contract purchase price, unless otherwise approved by a majority of our board of directors, including a majority of our independent directors, as commercially competitive, fair and reasonable to the Company. No such expense reimbursements were made during the year ended December 31, 2019. Furthermore, we reimburse the expenses paid or incurred by CCPT V Management or its affiliates in connection with its provision of advisory and administrative services, subject to the limitation that we will not reimburse CCPT V Management or its affiliates for any amount by which the operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income excluding any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. We also will not reimburse CCPT V Management or its affiliates for the salaries and benefits paid to personnel in connection with the services for which CCPT V Management or its affiliates receive an acquisition fee or disposition fees, and we will not reimburse CCPT V Management for salaries and benefits paid to our executive officers. Such operating expense reimbursements for the year ended December 31, 2019 totaled $1.3 million. Additionally, for substantial assistance in connection with the sale of one or more properties (or our entire portfolio), we pay CCPT V Management or its affiliates a disposition fee in an amount equal to up to one-half of the real estate or brokerage commission paid by us to third parties on the sale of such properties, not to exceed

1.0% of the contract price of each property sold; provided, however, in no event may the total disposition fees paid to CCPT V Management, its affiliates and unaffiliated third parties exceed the lesser of the customary competitive real estate commission or an amount equal to 6.0% of the contract sales price. Such disposition fee payments for the year ended December 31, 2019 totaled $326,000. In addition, if CCPT V Management or its affiliates provides a substantial amount of services (as determined by a majority of our independent directors) in connection with the sale of one or more assets other than properties, we may separately compensate CCPT V Management or its affiliates at such rates and in such amounts as our board of directors, including a majority of our independent directors, and CCPT V Management agree upon, not to exceed an amount equal to 1.0% of the contract price of the assets sold. No such separate compensation was incurred during the year ended December 31, 2019.
Additionally, we are required to pay to CCPT V Management performance fees based on a percentage of proceeds or stock value upon our sale of assets or the listing of our common stock on a national securities exchange, but only if, in the case of our sale of assets, our investors have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return or, in the case of the listing of our common stock, the market value of our common stock plus the distributions paid to our investors exceeds the sum of the total amount of capital raised from investors plus the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors. In the event of a sale of our assets, after investors have received a return of their net capital invested and a 6.0% annual cumulative, non-compounded return, then we will pay to CCPT V Management 15.0% of remaining net sale proceeds. Upon listing our common stock on a national securities exchange, we will pay to CCPT V Management a fee equal to 15.0% of the amount, if any, by which (1) the market value of our outstanding stock plus distributions paid by us prior to listing, exceeds (2) the sum of the total amount of capital raised from investors and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to investors. No performance fees were incurred related to any such events during the year ended December 31, 2019.
CCPT V Management incurs expenses in connection with our organization and our public offering of our common stock. Pursuant to the Advisory Agreement, we reimburse CCPT V Management up to 2.0% of our gross offering proceeds with respect to those expenses (excluding selling commissions, the dealer manager fee and distribution and stockholder servicing fees). During the year ended December 31, 2019, we paid to CCPT V Management a total of $114,000 to reimburse these expenses.
Our Advisory Agreement has a term expiring November 30, 2020, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. Our independent directors are required to determine, at least annually, that the compensation to CCPT V Management is reasonable in relation to the nature and quality of services performed and the investment performance of the Company and that such compensation is within the limits set forth in our charter. Upon termination of the Advisory Agreement, we may be required to pay to CCPT V Management a performance fee similar to the performance fee described above if CCPT V Management would have been entitled to a subordinated performance fee had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination.
Avraham Shemesh, our chairman of the board, chief executive officer and president, is the president and treasurer of CCPT V Management. Additionally, Mr. Ressler, our former director, and Mr. DeBacker, our chief financial officer and treasurer, are officers of CCPT V Management.
Dealer Manager Agreement
We are party to a Dealer Manager Agreement with CCO Capital, the dealer manager in our initial public offering. Effective as of the close of business on December 31, 2018, we terminated the primary portion of our initial public offering. We continue to sell shares of our common stock pursuant to our distribution reinvestment plan pursuant to a registration statement on Form S-3, which was filed with the SEC on March 28, 2019 and became effective with the SEC on April 5, 2019.
Pursuant to the Dealer Manager Agreement, we pay CCO Capital a distribution and stockholder servicing fee for Class T shares that is calculated on a daily basis in the amount of 1/365th of 1.0% of the amount of our estimated per share NAV of Class T shares sold in our primary offering and is paid monthly in arrears. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee. We will cease paying the distribution and stockholder servicing fee with respect to Class T shares at the earliest of (i) the end of the month in which the transfer agent, on our behalf, determines that total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T shares held in such account, or a lower limit agreed upon between our dealer manager and the participating broker-dealer at the time such Class T shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the aggregate sale of Class A shares and Class T shares in our primary offering (i.e., excluding proceeds from sales pursuant to our distribution reinvestment plan); (iii) the fourth anniversary of the last day of the month in which our public offering (excluding the distribution reinvestment plan offering)

terminates; (iv) the date such Class T share is no longer outstanding; and (v) the date we effect a liquidity event (such as the sale of our company, the sale of all or substantially all of our assets, a merger or similar transaction, the listing of our shares of common stock for trading on a national securities exchange or an alternative strategy that would result in a significant increase in the opportunities for stockholders to dispose of their shares). At the time we cease paying the distribution and stockholder servicing fee with respect to an outstanding Class T share pursuant to the provisions above, such Class T share will convert into a number of Class A shares (including any fractional shares) with an equivalent net asset value as such Class T share. We cannot predict when this will occur.
We do not pay selling commissions, dealer manager fees or distribution and stockholder servicing fees on shares purchased through our distribution reinvestment plan. For the year ended December 31, 2019, we paid to CCO Capital selling commissions, dealer manager fees and distribution and stockholder servicing fees totaling $445,000.
Avraham Shemesh, our chief executive officer and president and one of our directors, also is president and treasurer of CCO Capital’s manager, CCO Capital Manager, LLC, and its sole member, CCO Group, LLC. Additionally, Mr. Ressler, our former director, and Mr. DeBacker, our chief financial officer and treasurer, are officers of CCO Capital Manager, LLC and CCO Group, LLC.
Certain Conflict Resolution Procedures
In order to reduce or eliminate certain potential conflicts of interest, our charter contains, or we have adopted policies containing, a number of restrictions relating to (1) transactions we may enter into with our sponsor, our advisor, any of our directors or any of their respective affiliates, (2) certain future offerings and (3) the allocation of investment opportunities among other real estate programs sponsored by CCO Group. Conflict resolution provisions that are in our charter or in policies adopted by our board of directors include, among others, the following:

•
We will not purchase or lease properties from our sponsor, our advisor, any of our directors or any of their respective affiliates, unless a majority of the directors, including a majority of the independent directors, who are not otherwise interested in such transaction determines that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value as determined by an independent appraiser. Although we have not established a policy that specifically addresses how we will determine the sale or lease price of a property that we sell or lease to an affiliated entity, we have a policy that governs all transactions with our sponsor, our advisor, any of our directors or any of their affiliates (as described below), pursuant to which we will not sell or lease a property to an affiliated entity unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the sale or lease transaction determines that such sale or lease transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•
We will not make any loans to our sponsor, our advisor, any of our directors or any of their respective affiliates, except that we may make loans to wholly-owned subsidiaries and we may make or invest in mortgage loans involving our sponsor, our advisor, our directors or their respective affiliates, provided, among other things, that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved by a majority of our directors, including a majority of our independent directors, who are not otherwise interested in the transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. In addition, our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of the independent directors, who are not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•
Our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, our advisor must reimburse us for the amount, if any, by which our total operating expenses, including the advisory fee, paid during the immediately prior four consecutive fiscal quarters exceeded the greater of: (i) 2% of our average invested assets for such period, or (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets, for such period. Our independent directors will have the responsibility of limiting our total operating expenses to amounts that do not exceed the limitations described above unless they find that there are unusual and non-recurring factors sufficient to justify a higher level of expenses. Any such finding and the reasons in support thereof will be reflected in the minutes of the meetings of our board of directors. If our independent directors make such a finding, we will send a written disclosure of that fact, together with an explanation of the factors our independent directors considered in determining that such higher level of expenses was justified, within 60 days after the end of that fiscal quarter.

•
Our property acquisitions and other investments are allocated among us and the programs sponsored by CCO Group pursuant to an asset allocation policy. Pursuant to the policy, in the event that an investment opportunity becomes available that may be suitable for both us or one or more of the other programs sponsored by CCO Group, and for which more than one of such entities has sufficient uninvested funds, an allocation committee, which is comprised entirely of employees of CIM, CCO Group or their respective affiliates (the “Allocation Committee”), will examine the following factors, among others, in determining the entity for which the investment opportunity is most appropriate:

•	the investment objective of each entity;

•	the anticipated operating cash flows of each entity and the cash requirements of each entity;

•	the effect of the acquisition on diversification of each entity’s investments by type of property, geographic area and tenant concentration;

•	whether any of the entities already owns an associated land parcel or building;

•	the amount of funds available to each program and the length of time such funds have been available for investment;

•	the ability of each entity to finance the property, if necessary;

•	the policy of each entity relating to leverage of properties;

•	the income tax effects of the purchase to each entity; and

•	the size of the investment.

If, in the judgment of the Allocation Committee, the investment opportunity may be equally appropriate for more than one program, then the entity that has had the longest period of time elapse since it was allocated an investment opportunity of a similar size and type (e.g., office, industrial or retail properties or anchored shopping centers) will be allocated such investment opportunity.

If a subsequent development, such as a delay in the closing of the acquisition or a delay in the construction of a property, causes any such investment, in the opinion of the Allocation Committee, to be more appropriate for an entity other than the entity that committed to make the investment, the Allocation Committee may determine that another program sponsored by CCO Group will make the investment. Our board of directors has a duty to ensure that the method used for the allocation of the acquisition of properties by other programs sponsored by CCO Group seeking to acquire similar types of properties is applied fairly to us.

•
We will not enter into any other transaction with our sponsor, our advisor, any of our directors or any of their affiliates, including the acceptance of goods or services from our sponsor, our advisor, any of our directors or any of their affiliates, unless a majority of our directors, including a majority of the independent directors, who are not otherwise interested in the transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees
During the year ended December 31, 2019, Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm and provided certain tax and other services. The audit committee reviewed the audit and non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Deloitte. The aggregate fees billed to us for professional accounting services, including the audit of the Company’s annual financial statements by Deloitte for the years ended December 31, 2019 and December 31, 2018, are set forth in the table below.

	Year Ended December 31,
Type of Service	2019	2018
Audit fees (1)	$582,550	$428,926
Audit-related fees	—	—
Tax fees (2)	64,278	61,173
All other fees	—	—
Total	$646,828	$490,099

___________________

(1)
Represents fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Deloitte in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, audits of acquired properties or businesses, property audits required by loan agreements, and statutory audits for our subsidiaries or affiliates.

(2)
Represents fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

Pre-Approval Policies and Procedures
The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the audit committee.
All requests for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, other than such de minimis amounts, require specific pre-approval by the audit committee prior to engagement of the independent auditors. All amounts, other than de minimis amounts not subject to pre-approval, specifically pre-approved by the chairman of the audit committee in accordance with this policy, are to be disclosed to the full audit committee at the next regularly scheduled meeting.
All services rendered by Deloitte for the years ended December 31, 2019 and December 31, 2018 were pre-approved in accordance with the policies and procedures described above.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b)    Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit No.	Description

31.1	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of April, 2020.

Cole Credit Property Trust V, Inc.

By:	/s/ NATHAN D. DEBACKER
Nathan D. DeBacker
Chief Financial Officer and Treasurer
(Principal Financial Officer)