Form 10-Q
period 2020-03-31
Cole Credit Property Trust V, Inc.
filed 2020-05-14
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were approximately 15.0 million shares of Class A common stock, par value $0.01 per share, and 2.0 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$155,802	$153,934
Buildings and improvements	445,134	437,666
Intangible lease assets	92,670	91,935
Total real estate assets, at cost	693,606	683,535
Less: accumulated depreciation and amortization	(80,773)	(75,980)
Total real estate assets, net	612,833	607,555
Cash and cash equivalents	2,508	3,485
Restricted cash	465	456
Prepaid expenses and other assets	695	431
Rents and tenant receivables	10,800	9,668
Deferred costs, net	573	646
Total assets	$627,874	$622,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$353,054	$342,511
Accrued expenses and accounts payable	3,353	3,052
Due to affiliates	1,251	1,782
Intangible lease liabilities, net	3,163	3,275
Distributions payable	1,666	1,669
Derivative liabilities, deferred rental income and other liabilities	13,532	7,940
Total liabilities	376,019	360,229
Commitments and contingencies
Redeemable common stock	9,521	9,526
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 15,008,473 and 14,997,382 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	149	149
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,977,906 and 1,967,581 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	20	20
Capital in excess of par value	372,431	371,988
Accumulated distributions in excess of earnings	(118,030)	(114,216)
Accumulated other comprehensive loss	(12,236)	(5,455)
Total stockholders’ equity	242,334	252,486
Total liabilities, redeemable common stock and stockholders’ equity	$627,874	$622,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Rental and other property income	$13,832	$13,683
Operating expenses:
General and administrative	873	944
Property operating	810	811
Real estate tax	1,068	1,059
Advisory fees and expenses	1,555	1,512
Transaction-related	17	—
Depreciation and amortization	4,662	4,703
Impairment	52	—
Total operating expenses	9,037	9,029
Loss on disposition of real estate, net	—	(50)
Operating income	4,795	4,604
Other expense:
Interest expense and other, net	(3,719)	(3,591)
Net income	$1,076	$1,013

Class A Common Stock:
Net income	$1,030	$986
Basic and diluted weighted average number of common shares outstanding	15,000,114	15,013,479
Basic and diluted net income per common share	$0.07	$0.07

Class T Common Stock:
Net income	$46	$27
Basic and diluted weighted average number of common shares outstanding	1,974,428	1,932,506
Basic and diluted net income per common share	$0.02	$0.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$1,076	$1,013
Other comprehensive loss
Unrealized loss on interest rate swaps	(7,225)	(847)
Amount of loss (gain) reclassified from other comprehensive income into income as interest expense and other, net	444	(269)
Total other comprehensive loss	(6,781)	(1,116)
Total comprehensive loss	$(5,705)	$(103)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2020	14,997,382	$149	1,967,581	$20	$371,988	$(114,216)	$(5,455)	$252,486
Issuance of common stock	85,564	1	12,434	—	1,923	—	—	1,924
Distributions declared on common stock – $0.29 per common share	—	—	—	—	—	(4,890)	—	(4,890)
Distribution and stockholder servicing fees	—	—	—	—	2	—	—	2
Redemptions of common stock	(96,257)	(1)	(2,109)	—	(1,935)	—	—	(1,936)
Equity-based compensation	—	—	—	—	20	—	—	20
Equity-based payments to advisor	21,784	—	—	—	428	—	—	428
Changes in redeemable common stock	—	—	—	—	5	—	—	5
Comprehensive income (loss)	—	—	—	—	—	1,076	(6,781)	(5,705)
Balance as of March 31, 2020	15,008,473	$149	1,977,906	$20	$372,431	$(118,030)	$(12,236)	$242,334

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	14,982,055	$150	1,914,878	$19	$369,638	$(96,485)	$(333)	$272,989
Issuance of common stock	161,958	2	26,392	—	4,251	—	—	4,253
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,481)	—	(6,481)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(74)	—	—	(74)
Other offering costs	—	—	—	—	(94)	—	—	(94)
Distribution and stockholder servicing fees	—	—	—	—	(11)	—	—	(11)
Redemptions of common stock	(129,182)	(2)	(3,063)	—	(2,920)	—	—	(2,922)
Equity-based compensation					20	—	—	20
Changes in redeemable common stock	—	—	—	—	(9)	—	—	(9)
Comprehensive income (loss)	—	—	—	—	—	1,013	(1,116)	(103)
Balance as of March 31, 2019	15,014,831	$150	1,938,207	$19	$370,801	$(101,953)	$(1,449)	$267,568
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,076	$1,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	4,683	4,722
Straight-line rental income, net	(331)	(312)
Amortization of deferred financing costs	213	209
Equity-based compensation	20	20
Equity-based payment to advisor	428	—
Loss on disposition of real estate assets, net	—	50
Impairment of real estate assets	52	—
Changes in assets and liabilities:
Rents and tenant receivables	(801)	57
Prepaid expenses and other assets	(314)	(360)
Accrued expenses and accounts payable	18	620
Deferred rental income and other liabilities	(1,139)	(672)
Due to affiliates	(440)	3
Net cash provided by operating activities	3,465	5,350
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(9,842)	(51)
Net proceeds from disposition of real estate assets	—	3,949
Payment of property escrow deposits	(100)	—
Refund of property escrow deposits	100	150
Net cash (used in) provided by investing activities	(9,842)	4,048
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,322
Redemptions of common stock	(1,936)	(2,922)
Offering costs on issuance of common stock	—	(168)
Distribution and stockholder servicing fees paid	(89)	(101)
Proceeds from credit facility and notes payable	17,500	4,500
Repayments of credit facility and notes payable	(7,097)	(4,500)
Distributions to stockholders	(2,969)	(3,536)
Deferred financing costs paid	—	(1)
Net cash provided by (used in) financing activities	5,409	(5,406)
Net (decrease) increase in cash and cash equivalents and restricted cash	(968)	3,992
Cash and cash equivalents and restricted cash, beginning of period	3,941	2,906
Cash and cash equivalents and restricted cash, end of period	$2,973	$6,898
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$2,508	$6,488
Restricted cash	465	410
Total cash and cash equivalents and restricted cash	$2,973	$6,898
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on December 12, 2012, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company operates a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of March 31, 2020, the Company owned 150 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states. As of March 31, 2020, the rentable space at these properties was 98.1% leased, including month-to-month agreements, if any.
Substantially all of the Company’s business is conducted through Cole Operating Partnership V, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole REIT Management V, LLC, a Delaware limited liability company (“CR V Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California, and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; and Phoenix, Arizona.
CCO Group, LLC owns and controls CR V Management, the Company’s advisor, and is the indirect owner of CCO Capital, LLC (“CCO Capital”), the Company’s dealer manager, and CREI Advisors, LLC (“CREI Advisors”), the Company’s property manager. CCO Group, LLC and its subsidiaries (collectively, “CCO Group”) serve as the Company’s sponsor and as a sponsor to CIM Real Estate Finance Trust, Inc. (formerly known as Cole Credit Property Trust IV, Inc.) (“CMFT”), Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), Cole Office & Industrial REIT (CCIT III), Inc. (“CCIT III”) and CIM Income NAV, Inc. (“CIM Income NAV”).
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. On March 25, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of December 31, 2019, of $19.64 per share for both Class A Shares and Class T Shares. Distributions are reinvested in shares of the Company’s common stock under the Second Amended and Restated DRIP at a price of $19.64 per share for both Class A Shares and Class T Shares. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, December 31, 2017 and December 31, 2018. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm. The Company intends to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
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
Principles of Consolidation and Basis of Presentation
The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the SEC regarding interim financial reporting, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of full year results. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and related notes thereto, set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements should also be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the three months ended March 31, 2020, the Company recorded impairment charges of $52,000 related to one retail property, due to the carrying value being greater than the estimated fair value of the property. The Company’s impairment assessment as of March 31, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly in light of the negative economic impacts caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of March 31, 2020, we have not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, we have yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact our tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in our view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in our long-term hold strategies, could be indicative of an impairment triggering event. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. No impairment indicators were identified and no impairment losses were recorded during the three months ended March 31, 2019.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of March 31, 2020 or December 31, 2019.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. The disposition of one property during the three months ended March 31, 2019 did not qualify for discontinued operations presentation, and, thus, the results of the property that was sold will remain in operating income, and the associated loss from the disposition is included in loss on disposition of real estate, net in the accompanying condensed consolidated statements of operations.
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
March 31, 2020 (Unaudited) – (Continued)

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
Acquisition-related fees and certain acquisition-related expenses related to asset acquisitions are capitalized and allocated to tangible and intangible assets and liabilities, as described above.
Restricted Cash
The Company had $465,000 and $456,000 in restricted cash as of March 31, 2020 and December 31, 2019, respectively. Included in restricted cash was $367,000 and $354,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of March 31, 2020 and December 31, 2019, respectively. Restricted cash also included $98,000 and $102,000 held by lenders in lockbox accounts as of March 31, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
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
Lease costs represent the initial direct costs incurred in the origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third-party costs and are amortized over the life of the lease on a straight-line basis. Costs related to salaries and benefits, supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are expensed as incurred. Upon successful lease execution, leasing commissions are capitalized.
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
March 31, 2020 (Unaudited) – (Continued)

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
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three months ended March 31, 2020 or 2019. Distributions per share are calculated based on the authorized daily distribution rate.
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
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which was subsequently amended by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2018-19”) in November 2018. Subsequently, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU No. 2019-10, ASU No. 2019-11 and ASU No. 2020-02 to provide additional guidance on the credit losses standard. ASU 2016-13 and the related updates are intended to improve financial reporting requiring more timely recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held-for-investment, held-to-maturity debt securities, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology under current GAAP. ASU 2018-19 clarified that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASU No. 2016-02, Leases (Topic 842) (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company adopted ASU 2016-13 during the first quarter of fiscal year 2020 and has concluded there is no material impact on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. ASU 2018-13 also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU 2018-13 are effective January 1, 2020 using a prospective transition method for amendments effecting changes in unrealized gains and losses, significant unobservable inputs used to develop Level 3 fair value measurements and narrative description on uncertainty of measurements. The remaining provisions of ASU 2018-13 are to be applied retrospectively, and early adoption is permitted. The Company adopted ASU 2018-13 during the first quarter of fiscal year 2020 and has concluded there is no material impact on its condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020 and has concluded there is no material impact on its condensed consolidated financial statements.
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Due to the business disruptions and challenges severely affecting the global economy caused by COVID-19, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
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
March 31, 2020 (Unaudited) – (Continued)

Level 3 — Unobservable inputs, which are only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of March 31, 2020, the estimated fair value of the Company’s debt was $356.2 million, compared to a carrying value of $354.5 million. The estimated fair value of the Company’s debt was $343.4 million as of December 31, 2019, compared to a carrying value on that date of $344.1 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of March 31, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(12,236)	$—	$(12,236)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$50	$—	$50	$—
Financial liabilities:
Interest rate swaps	$(5,505)	$—	$(5,505)	$—

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

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
As discussed in Note 4 — Real Estate Assets, during the three months ended March 31, 2020, real estate assets related to one retail property totaling approximately 4,500 square feet were deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value was reduced to an estimated fair value of $876,000 as a result of updated estimated selling costs, resulting in impairment charges of $52,000. There were no assets impaired during the three months ended March 31, 2019. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following table presents the impairment charges by asset class recorded during the three months ended March 31, 2020 (in thousands):

Three Months Ended
March 31, 2020
Asset class impaired:
Land	$16
Buildings and improvements	36
Total impairment loss	$52
NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the three months ended March 31, 2020, the Company acquired two commercial properties for an aggregate purchase price of $9.7 million (the “2020 Asset Acquisitions”), which includes $308,000 of acquisition-related expenses that were capitalized. The Company funded the 2020 Asset Acquisitions with proceeds from borrowings during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company did not acquire any properties.
The following table summarizes the purchase price allocation for the 2020 Asset Acquisitions purchased during the three months ended March 31, 2020 (in thousands):

2020 Asset Acquisitions
Land	$1,884
Buildings and improvements	7,098
Acquired in-place leases and other intangibles (1)	736
Total purchase price	$9,718
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.8 years.
2020 Impairment
The Company performs quarterly impairment review procedures, primarily through continuous monitoring of events and changes in circumstances that could indicate that the carrying value of certain of its real estate assets may not be recoverable. See Note 2 — Summary of Significant Accounting Policies for a discussion on the Company’s accounting policies regarding impairment of real estate assets.
During the three months ended March 31, 2020, one property with a carrying value of $928,000 was deemed to be impaired and its carrying value was reduced to an estimated fair value of $876,000, resulting in impairment charges of $52,000, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

2019 Property Disposition
During the three months ended March 31, 2019, the Company disposed of one retail property for an aggregate gross sales price of $4.0 million, resulting in net proceeds of $3.9 million after closing costs and disposition fees due to CR V Management or its affiliates and a net loss of $50,000. The Company has no continuing involvement with the property. The loss on sale of real estate is included in loss on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of this property did not qualify to be reported as discontinued operations since the disposition did not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of this disposed property is reflected in the Company’s results from continuing operations for all periods presented through its respective date of disposition. During the three months ended March 31, 2020, the Company did not dispose of any properties.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	March 31, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $24,526 and $23,013 respectively (with a weighted average life remaining of 11.3 years and 11.5 years, respectively)	$60,257	$61,035
Acquired above-market leases, net of accumulated amortization of $3,106 and $2,973, respectively (with a weighted average life remaining of 10.6 years and 10.8 years, respectively)	4,781	4,914
Total intangible lease assets, net	$65,038	$65,949
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $2,471 and $2,359, respectively (with a weighted average life remaining of 8.5 years and 8.7 years, respectively)	$3,163	$3,275
Amortization of the above-market leases is recorded as a reduction to rental and other property income, and amortization expense for the in-place leases and other intangibles is included in depreciation and amortization in the accompanying condensed consolidated statements of operations. Amortization of below-market leases is recorded as an increase to rental and other property income in the accompanying condensed consolidated statements of operations. The following table summarizes the amortization related to the intangible lease assets and liabilities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
In-place lease and other intangible amortization	$1,513	$1,486
Above-market lease amortization	$133	$149
Below-market lease amortization	$112	$130
The following table summarizes the estimated amortization relating to the intangible lease assets and liabilities subsequent to March 31, 2020 (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$4,500	$382	$320
2021	5,962	499	414
2022	5,768	488	333
2023	5,466	478	321
2024	5,049	387	287
Thereafter	33,512	2,547	1,488
Total	$60,257	$4,781	$3,163

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of March 31, 2020, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s executed interest rate swap agreements designated as hedging instruments as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

		Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Liabilities as of
			March 31, 2020				March 31, 2020	December 31, 2019
Interest Rate Swaps	(2)	Derivative liabilities, deferred rental income and other liabilities	$241,100	3.49% to 4.45%	1/15/2016 to 4/25/2019	2/1/2021 to 3/27/2023	$(12,236)	$(5,505)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of March 31, 2020.
(2) As of December 31, 2019, one of the interest rate swaps with an aggregate outstanding notional amount of $21.1 million was in an asset position with an aggregate fair value of $50,000 and is included in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.
Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 3 — Fair Value Measurements. The notional amount under the interest rate swap agreements is an indication of the extent of the Company’s involvement in each instrument, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive loss, with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three months ended March 31, 2020, a loss of $444,000 reclassified from other comprehensive loss was recorded as interest expense. For the three months ended March 31, 2019, a gain of $269,000 reclassified from other comprehensive loss was recorded as a decrease to interest expense. During the next 12 months, the Company estimates that $5.0 million will be reclassified from other comprehensive loss as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $12.3 million, which includes accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of March 31, 2020.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of March 31, 2020, the Company had $353.1 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.7 years and a weighted average interest rate of 3.9%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of March 31, 2020 and December 31, 2019, and the debt activity for the three months ended March 31, 2020 (in thousands):

		During the Three Months Ended March 31, 2020
	Balance as of December 31, 2019	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of March 31, 2020
Credit facility	$251,500	$17,500	$(7,000)	$—	$262,000
Fixed rate debt	92,600	—	(97)	—	92,503
Total debt	344,100	17,500	(7,097)	—	354,503
Deferred costs – credit facility (2)	(1,302)	—	—	102	(1,200)
Deferred costs – fixed rate debt	(287)	—	—	38	(249)
Total debt, net	$342,511	$17,500	$(7,097)	$140	$353,054
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs related to the term portion of the Credit Facility, as defined below.
Notes Payable
As of March 31, 2020, the fixed rate debt outstanding of $92.5 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $157.4 million as of March 31, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of March 31, 2020, the amounts outstanding under the Revolving Loans totaled $42.0 million at a weighted average interest rate of 2.7%. As of March 31, 2020, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 4.1%. The Company had $262.0 million of debt outstanding under the Credit Facility as of March 31, 2020 at a weighted average interest rate of 3.9% and $88.0 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $27.8 million as of March 31, 2020.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of March 31, 2020.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to March 31, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$291
2021	68,009
2022	42,428
2023	220,448
2024	23,327
Thereafter	—
Total	$354,503
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$1,924	$2,931
Distributions declared and unpaid	$1,666	$2,234
Change in accrued distribution and stockholder servicing fees	$(2)	$11
Accrued capital expenditures	$397	$500
Change in fair value of interest rate swaps	$(6,781)	$(1,116)
Supplemental Cash Flow Disclosures:
Interest paid	$3,493	$3,334
Cash paid for taxes	$20	$20
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
March 31, 2020 (Unaudited) – (Continued)

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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CR V Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of March 31, 2020, CR V Management had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. Since the Follow-on Offering has been terminated, these excess amounts will not be paid.
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
March 31, 2020 (Unaudited) – (Continued)

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
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Management, the Company pays CR V Management a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2020, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2019, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2019, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. Starting in May 2019, one-third of this fee is paid to CR V Management in Class A Shares, which are issued at the most recently established NAV price of $19.64. During the three months ended March 31, 2020, approximately 22,000 Class A Shares were issued for payment of advisory fees, which vested upon issuance, totaling $428,000 for the three months ended March 31, 2020 in equity-based payments included in advisory fees and expenses in the condensed consolidated statements of operations. The Board has approved the payment of one-third of the monthly advisory fee in Class A Shares through December 2020.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement, CR V Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three months ended March 31, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Selling commissions	$—	$47
Dealer manager fees	$—	$27
Other organization and offering expenses	$—	$94
Distribution and stockholder servicing fees (1)	$89	$101
Acquisition fees and expenses	$235	$—
Disposition fees	$—	$30
Advisory fees and expenses	$1,555	$1,512
Operating expenses	$281	$311
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $778,000 and $1.2 million as of March 31, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of March 31, 2020 and December 31, 2019, $1.3 million and $1.8 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Management, or its affiliates. The amounts are primarily for distribution and stockholder servicing fees payable to CCO Capital and operating fees and expenses. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
NOTE 11 — ECONOMIC DEPENDENCY
Under various agreements, the Company has engaged and may in the future engage CR V Management or its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, as well as other administrative responsibilities for the Company including accounting services and stockholder relations. As a result of these relationships, the Company is dependent upon CR V Management or its affiliates. In the event that these companies are unable to provide the Company with these services, the Company would be required to find alternative providers of these services.
NOTE 12 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 392,000 are available for future grant as of March 31, 2020.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

As of March 31, 2020, the Company has granted awards of approximately 2,500 restricted Class A Shares to each of the independent members of the Board (approximately 7,600 restricted shares in aggregate) under the Plan. As of March 31, 2020, 3,600 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 4,000 shares issued had not vested or been forfeited as of March 31, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $20,000 for both the three months ended March 31, 2020 and 2019 related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of March 31, 2020, there was $39,000 of total unrecognized compensation expense related to the restricted Class A Shares issued in 2019, which will be recognized ratably over the remaining period of service prior to October 1, 2020.
NOTE 13 — LEASES
The Company’s real estate assets are leased to tenants under operating leases for which the terms, expirations and extension options vary. The Company’s operating leases do not convey to the lessee the right to purchase the underlying asset upon expiration of the lease period. To determine whether a contract contains a lease, the Company reviews contracts to determine if the agreement conveys the right to control the use of an asset. The Company accounts for lease and non-lease components as a single, combined operating lease component. Non-lease components primarily consist of maintenance services, including CAM, real estate taxes, insurance and utilities paid for by the lessor but consumed by the lessee. Non-lease components are considered to be variable rental and other property income and are recognized in the period incurred.
As of March 31, 2020, the leases had a weighted-average remaining term of 10.0 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of March 31, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$35,787
2021	47,048
2022	45,760
2023	44,277
2024	41,767
Thereafter	281,168
Total	$495,807

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three months ended March 31, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed rental and other property income (1)	$12,034	$12,124
Variable rental and other property income (2)	1,798	1,559
Total rental and other property income	$13,832	$13,683
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent, net of bad debt expense.
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2020:
Redemption of Shares of Common Stock
Subsequent to March 31, 2020, the Company redeemed approximately 97,000 shares for $1.9 million at an average per share price of $19.61 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended March 31, 2020 totaling approximately 1.1 million shares went unfulfilled.
COVID-19 Update
The global outbreak of COVID-19 continues to adversely impact commercial activity and has contributed to significant volatility in financial markets. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of the Company’s business. The extent to which this pandemic could affect the Company’s financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond the Company’s control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, the Company’s tenants, and others. Due to these uncertainties, the Company is unable to predict the impact that the COVID-19 pandemic will have on the Company’s financial condition, results of operations and cash flows in future periods or the impact that COVID-19 will have on the Company’s tenants and other business partners; however, any material effect on these parties could adversely impact the Company. Beginning in late March and through May 8, 2020, the Company received several short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, totaling approximately $1.4 million. The Company has not reached any agreements with its tenants in regard to rental relief.
Credit Facility
Subsequent to March 31, 2020, the Company borrowed $15.0 million on the Revolving Loans to increase cash liquidity.
Second Amended and Restated Distribution Reinvestment Plan
Subsequent to March 31, 2020, the Board approved and adopted a Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRIP”). The Amended DRIP is effective as of May 15, 2020. The Amended DRIP amends and restates the Company’s Amended and Restated Distribution Reinvestment Plan (the “Plan”) and, among other changes, (i) provides that the Plan may be suspended at any time by majority vote of the Board without prior notice to Plan participants if the Board believes such action is in the best interest of the Company and its stockholders, and (ii) clarifies that the Company

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020 (Unaudited) – (Continued)

may provide notice of any amendment, supplement, suspension or termination of the Plan by including such information in a Current Report on Form 8-K or in its annual or quarterly reports filed with the SEC or in a separate mailing to Plan participants.
Amended Share Redemption Program
Subsequent to March 31, 2020, the Board approved and adopted an Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”). The Amended Share Redemption Program is effective as of June 1, 2020. The Amended Share Redemption Program amends and restates the Company’s Share Redemption Program (the “Program”) and, among other changes, replaces the requirement for advance notice of any modification, suspension or termination of the Program with a provision that the Board may amend the terms of, suspend or terminate the Amended Share Redemption Program at any time in its sole discretion if it believes that such action is in the best interest of the Company and its stockholders, and that any material modifications or suspension of the Amended Share Redemption Program will be disclosed to stockholders as promptly as practicable in the Company’s reports filed with the SEC and via its website. The Amended Share Redemption Program also clarifies the types of stockholders whose share redemption requests are eligible to qualify for the special treatment that may be afforded in event of the death of a stockholder, as well as the process for such redemptions, and extends the time during which notice of any stockholder death must be given in connection with any such redemption requests, from 270 days to 12 months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. Certain risks may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in “Part I — Financial Information” of this Quarterly Report on Form 10-Q, including the notes to the condensed consolidated financial statements contained therein, and the terms “we,” “us,” “our” and the “Company” refer to Cole Credit Property Trust V, Inc.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19, and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with COVID-19.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the advisory agreement upon 60 days’ written notice without cause or penalty.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 98.1% of our rentable square feet was under lease as of March 31, 2020 (including any month-to-month agreements) with a weighted average remaining lease term of 10.0 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the outbreak of the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The global spread of COVID-19 has created significant uncertainty and economic disruption, both in the near-term and potentially longer-term and has negatively impacted almost every industry directly or indirectly, including industries in which we and our tenants operate.
The extent to which this pandemic could affect our financial condition, liquidity, and results of operations is difficult to predict and depends on evolving factors, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The magnitude of the outbreak will depend on factors beyond our control including actions taken by local, state and federal agencies, non-governmental organizations, the medical community, our tenants, and others. Due to these uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operation and cash flows in future periods or the impact that COVID-19 will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us.
As of May 8, 2020, the Company had received April 2020 base rent payments from approximately 71.1% of its portfolio. In addition, the Company received several short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, totaling approximately $1.4 million. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. No abatement or modifications have been reached as of May 8, 2020.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We intend to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our property valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted an Amended DRIP and an Amended Share Redemption Program that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. Subsequent to March 31, 2020, we borrowed $15.0 million on the Revolving Loans in order to ensure we have adequate liquidity during this period of economic uncertainty. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Operating Highlights and Key Performance Indicators
2020 Activity

•	Acquired two commercial properties for an aggregate purchase price of $9.7 million.

•	Increased total debt by $10.4 million, from $344.1 million to $354.5 million.

•	Borrowed $15.0 million on the Revolving Loans to increase cash liquidity subsequent to March 31, 2020.
Portfolio Information
As of March 31, 2020, we owned 150 properties, comprising approximately 3.4 million rentable square feet of commercial space located in 34 states, which were 98.1% leased, including any month-to-month agreements, with a weighted average remaining lease term of 10.0 years. As of March 31, 2020, one of our tenants, Walgreens, accounted for 10% of our 2020 annualized rental income. As of March 31, 2020, we had certain geographic concentrations in our property holdings. In particular, as of March 31, 2020, 23 of our properties were located in Texas, accounting for 14% of our 2020 annualized rental income. In addition, we had tenants in the discount store, grocery, sporting goods and pharmacy industries, which accounted for 13%, 13%, 11% and 11%, respectively, of our 2020 annualized rental income. The following table shows the property statistics of our real estate assets as of March 31, 2020 and 2019:

	As of March 31,
	2020	2019
Number of commercial properties	150	140
Rentable square feet (in thousands) (1)	3,449	3,442
Percentage of rentable square feet leased	98.1%	98.5%
Percentage of investment-grade tenants (2)	36.3%	37.2%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Commercial properties acquired	2	—
Purchase price of acquired properties (in thousands)	$9,718	$—
Rentable square feet of acquired properties (in thousands) (1)	33	—
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than those listed in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q, the effects of the recent outbreak of COVID-19, and national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact on our results from the acquisition, management and operation of properties. Currently, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows in future periods due to numerous uncertainties.
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

Comparison of the Three Months Ended March 31, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended March 31,
	2020	2019	Change
Net income	$1,076	$1,013	$63
Interest expense and other, net	3,719	3,591	128
Operating income	4,795	4,604	191

Loss on disposition of real estate, net	—	50	(50)
Impairment	52	—	52
Depreciation and amortization	4,662	4,703	(41)
Transaction-related expenses	17	—	17
Advisory fees and expenses	1,555	1,512	43
General and administrative expenses	873	944	(71)
Net operating income	$11,954	$11,813	$141
A total of 134 properties were acquired before January 1, 2019 and represent our “same store” properties during the three months ended March 31, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after January 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$13,832	$13,683	$149	$13,168	$12,789	$379	$664	$894	$(230)

Property operating expenses	810	811	(1)	805	689	116	5	122	(117)
Real estate tax expenses	1,068	1,059	9	1,063	1,017	46	5	42	(37)
Total property operating expenses	1,878	1,870	8	1,868	1,706	162	10	164	(154)

Net operating income	$11,954	$11,813	$141	$11,300	$11,083	$217	$654	$730	$(76)
Interest Expense and Other, Net
The increase in interest expense and other, net of $128,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an increase in the weighted average interest rate from 3.87% as of March 31, 2019, to 3.93% as of March 31, 2020.
Loss on Disposition of Real Estate, Net
Loss on disposition of real estate, net was $50,000 for the three months ended March 31, 2019. The loss recorded was due to the disposition of one retail property during the three months ended March 31, 2019. No dispositions occurred during the three months ended March 31, 2020.
Impairment
The increase in impairment charges of $52,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to management identifying one retail property with a carrying value greater than the estimated fair value, net of selling costs, during the three months ended March 31, 2020. There were no assets impaired during the three months ended March 31, 2019.

Depreciation and Amortization
The decrease in depreciation and amortization expenses of $41,000 for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to the disposition of six properties for net proceeds of $34.2 million subsequent to March 31, 2019, offset by recognizing a full three months of depreciation expense on the 14 properties acquired during the year ended December 31, 2019 for a net purchase price of $30.6 million.
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
The increase in transaction-related expenses of $17,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to an increase in expenses related to terminated transactions.
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
The increase in advisory fees and expenses of $43,000 for the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to an increase in expense reimbursements to our advisor for services provided.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, accounting and professional fees and transfer agent fees.
The decrease in general and administrative expenses of $71,000 during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to reductions in expense reimbursements to our advisor, coupled with decreases in professional fees, insurance costs and legal fees during the three months ended March 31, 2020.
Net Operating Income
Same store property net operating income increased $217,000 during the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to increases in rental income, offset by a decrease in same store occupancy from 98.5% as of March 31, 2019 to 98.1% as of March 31, 2020.
Non-same store property net operating income decreased $76,000 during the three months ended March 31, 2020, as compared to the same period in 2019. The decrease was primarily due to the disposition of six properties for net proceeds of $34.2 million subsequent to March 31, 2019, offset by the acquisition of 14 properties during the year ended December 31, 2019 for a net purchase price of $30.6 million.

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
As of March 31, 2020, we had distributions payable of $1.7 million.
On April 20, 2020, our Board approved the declaration of a distribution for April 2020 at a rate of $0.02 per share, less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis) for stockholders of record as of April 30, 2020. Given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Three Months Ended March 31,
	2020			2019
	Amount		Percent	Amount	Percent
Distributions paid in cash	$2,969		61%	$3,536	55%
Distributions reinvested	1,924		39%	2,931	45%
Total distributions	$4,893		100%	$6,467	100%

Sources of distributions:
Net cash provided by operating activities (1)	$4,893	(2)	100%	$5,350	83%
Proceeds from the issuance of debt	—		—%	1,117	17%
Total sources	$4,893		100%	$6,467	100%
______________________
(1) Net cash provided by operating activities was $3.5 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively.
(2) Our distributions for the three months ended March 31, 2020 were fully covered by cash flows from operating activities, including cash flows from prior periods of $1.4 million.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 1.1 million shares for $22.3 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended March 31, 2020. Management, in its discretion, limited the amount of shares redeemed for the three months ended March 31, 2020 to an amount equal to the proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the three months ended March 31, 2020, we received valid redemption requests under our share redemption program totaling approximately 1.2 million shares, of which we redeemed approximately 97,000 shares subsequent to March 31, 2020 for $1.9 million at an average redemption price of $19.61 per share. The remaining redemption requests relating to approximately 1.1 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
We expect to utilize proceeds from real estate dispositions, cash flows from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties. Our Credit Facility provides for borrowings of up to $350.0 million, which is comprised of $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of March 31, 2020, we had $88.0 million in unused capacity under the Credit Facility, subject to borrowing availability. We had available borrowings of $27.8 million as of March 31, 2020. As of March 31, 2020, we also had cash and cash equivalents of $2.5 million.
Subject to potential credit losses in the remainder of 2020 due to customers that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the DRIP Offering and borrowings from the Credit Facility or other sources. Subsequent to March 31, 2020, we borrowed $15.0 million on the Revolving Loans to increase cash liquidity. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. Subsequent to March 31, 2020, our Board approved and adopted an Amended DRIP and an Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. See Note 14 — Subsequent Events to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion on the Amended DRIP and Amended Share Redemption Program.
As of March 31, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements. However, our continued compliance with these debt covenants depends on many factors and is impacted by the current and future economic conditions related to COVID-19 and current tenant requests for rent relief.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related expenses, operating expenses, distributions to, and redemptions by, stockholders, and interest and principal on current and any future debt financings, including principal repayments of $21.5 million due within the next 12 months. We expect to meet our short-term liquidity requirements through net cash flows provided by operations and proceeds from the DRIP Offering, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.

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
Contractual Obligations
As of March 31, 2020, we had $354.5 million of debt outstanding with a weighted average interest rate of 3.9%. See Note 7 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of March 31, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$262,000	$—	$262,000	$—	$—
Interest payments – credit facility (2)	29,192	10,126	19,066	—	—
Principal payments – fixed rate debt (3)	92,503	21,496	47,346	23,661	—
Interest payments – fixed rate debt (4)	8,499	3,616	3,114	1,769	—
Total	$392,194	$35,238	$331,526	$25,430	$—
______________________

(1)	The table does not include amounts due to CR V Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of March 31, 2020, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of March 31, 2020, the weighted average interest rate for the Swapped Term Loan was 4.1%. The remaining $42.0 million outstanding under the Credit Facility had a weighted average interest rate of 2.7% as of March 31, 2020.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of March 31, 2020, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of March 31, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 51.5% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 51.1%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2020 through March 31, 2020 is based on the purchase price.

Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of March 31, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 51.2%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported in our condensed consolidated balance sheet, to net debt as of March 31, 2020 (dollar amounts in thousands):

Balance as of March 31, 2020
Credit facility and notes payable, net	$353,054
Deferred costs and net premiums (1)	1,449
Less: Cash and cash equivalents	(2,508)
Net debt	$351,995
Gross real estate assets, net (2)	$687,972
Net debt leverage ratio	51.2%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $1.9 million for the three months ended March 31, 2020, as compared to the same period in 2019. The change was primarily due to a decrease in changes in deferred rental income and rent and tenant receivables due to the timing of cash receipts. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $9.8 million for the three months ended March 31, 2020, as compared to net cash provided by investing activities of $4.0 million for the three months ended March 31, 2019. The change was primarily due to the acquisition of two properties during the three months ended March 31, 2020, compared to the disposal of one property during the three months ended March 31, 2019.
Financing Activities. Net cash provided by financing activities was $5.4 million for the three months ended March 31, 2020, as compared to net cash used in financing activities of $5.4 million for the three months ended March 31, 2019. The change was primarily due to an increase in net proceeds from debt.
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

Critical Accounting Policies and Estimates
Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management believes that we have made these estimates and assumptions in an appropriate manner and in a way that accurately reflects our financial condition. We continually test and evaluate these estimates and assumptions using our historical knowledge of the business, as well as other factors, to ensure that they are reasonable for reporting purposes. However, actual results may differ from these estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. We believe the following critical accounting policies govern the significant judgments and estimates used in the preparation of our financial statements, which should be read in conjunction with the more complete discussion of our accounting policies and procedures included in Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019. We consider our critical accounting policies to be the following:

•	Recoverability of Real Estate Assets; and

•	Allocation of Purchase Price of Real Estate Assets.
A complete description of such policies and our considerations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements as of and for the year ended December 31, 2019 and related notes thereto.
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions and other factors, all of which are heightened concerns as a result of the economic impact caused by the COVID-19 outbreak; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
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
Conflicts of Interest
Avraham Shemesh, the chairman of our Board, chief executive officer and president, who is also a founder and principal of CIM and an officer/director of certain of its affiliates, is the chairman of the board, chief executive officer and president of CCIT II, a director of CCIT III, CMFT and CIM Income NAV, and president and treasurer of CR V Management. One of our directors, Elaine Y. Wong, who is a principal of CIM, serves as a director for CIM Income NAV, CCIT II and CMFT. One of our independent directors, Calvin E. Hollis, also serves as an independent director of CCIT II. Our chief financial officer and treasurer, Nathan D. DeBacker, who is also an officer of other real estate programs sponsored by CCO Group, is a vice president of CR V Management and is an officer of certain of its affiliates. In addition, affiliates of CR V Management act as an advisor to CMFT, CCIT II, CIM Income NAV and CCIT III, all of which are public, non-listed REITs sponsored or operated by CCO Group. As such, there may be conflicts of interest where CR V Management or its affiliates, while serving in the capacity as sponsor, general partner, officer, director, key personnel and/or advisor for CIM or another real estate program sponsored or operated by CIM or CCO Group, including other real estate offerings in registration, may be in conflict with us in connection with providing services to other real estate-related programs related to property acquisitions, property dispositions, and property management, among others. The compensation arrangements between affiliates of CR V Management and these other real estate programs sponsored or operated by CCO Group could influence the advice provided to us. See Part I, Item 1. Business — Conflicts of Interest in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements
As of March 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of March 31, 2020, we had an aggregate balance of $42.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of March 31, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $210,000 per annum.
As of March 31, 2020, we had three interest rate swap agreements outstanding, which mature on various dates from February 2021 through March 2023, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative liability of $12.2 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2020, an increase of 50 basis points in interest rates would result in a derivative liability of $9.4 million, representing a $2.8 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $15.1 million, representing a $2.9 million net change to the fair value of the net derivative liability. See Note 6 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of March 31, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of March 31, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In the ordinary course of business, we may become subject to litigation or claims. We are not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or to which our properties are the subject.

Item 1A.	Risk Factors
Except as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
Pandemics or other health crises may adversely affect our business and/or operations, our tenants’ financial condition and the profitability of our properties.
Our business and/or operations and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to a pandemic or other health crisis, such as the recent outbreak of COVID-19.
The risk, or public perception of the risk, of the COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected foot traffic to a number of our tenants’ businesses and our tenants’ ability to adequately staff their businesses. Such events have adversely impacted those tenants’ sales and/or have caused the temporary closure or slowdown of certain of our tenants’ businesses, particularly non-essential tenants, which have severely disrupted their operations and could have a material adverse effect on our business, financial condition and results of operations. Similarly, the potential effects of quarantined employees of office tenants may adversely impact their businesses and affect their ability to pay rent on a timely basis.
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in the 2019 Annual Report should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained to increased.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. We may waive the one-year holding period upon request in the event of death, bankruptcy or other exigent circumstances as determined by our advisor. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 1.1 million shares for

$22.3 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended March 31, 2020. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. The estimated per share NAV of $19.64 determined by our Board as of December 31, 2019 serves as the most recent estimated value for purposes of the share redemption program, effective March 30, 2020, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended March 31, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 – January 31, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
February 1, 2020 – February 29, 2020
Class A Shares	96,257	$19.62	96,257	(1)
Class T Shares	2,109	$19.29	2,109	(1)
March 1, 2020 – March 31, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	98,366		98,366	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc., filed on March 4, 2016 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed March 8, 2016).

3.4
Articles Supplementary to the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc., filed on March 4, 2016 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed March 8, 2016).

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Cole Credit Property Trust V, Inc. filed on August 2, 2017 (Incorporated by reference to Exhibit 3.6 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (File No. 333-215274), filed August 2, 2017).

3.6
Amended and Restated Bylaws of Cole Credit Property Trust V, Inc. effective February 7, 2014 (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-189891), filed February 10, 2014).

4.1	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed May 1, 2020).
31.1*	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
Date: May 13, 2020