Form 10-Q
period 2020-06-30
Cole Credit Property Trust V, Inc.
filed 2020-08-14
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2020, there were approximately 15.0 million shares of Class A common stock, par value $0.01 per share, and 2.0 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$155,802	$153,934
Buildings and improvements	445,134	437,666
Intangible lease assets	92,670	91,935
Total real estate assets, at cost	693,606	683,535
Less: accumulated depreciation and amortization	(85,604)	(75,980)
Total real estate assets, net	608,002	607,555
Cash and cash equivalents	18,397	3,485
Restricted cash	577	456
Prepaid expenses, prepaid taxes and other assets	566	431
Rents and tenant receivables, net	12,293	9,668
Deferred costs, net	500	646
Total assets	$640,335	$622,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$368,100	$342,511
Accrued expenses and accounts payable	3,342	3,052
Due to affiliates	1,916	1,782
Intangible lease liabilities, net	3,056	3,275
Distributions payable	672	1,669
Derivative liabilities, deferred rental income and other liabilities	13,307	7,940
Total liabilities	390,393	360,229
Commitments and contingencies
Redeemable common stock	8,480	9,526
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,976,039 and 14,997,382 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	149	149
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,979,906 and 1,967,581 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	20	20
Capital in excess of par value	372,876	371,988
Accumulated distributions in excess of earnings	(119,693)	(114,216)
Accumulated other comprehensive loss	(11,890)	(5,455)
Total stockholders’ equity	241,462	252,486
Total liabilities, redeemable common stock and stockholders’ equity	$640,335	$622,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$12,687	$13,652	$26,519	$27,335
Operating expenses:
General and administrative	1,148	1,016	2,021	1,960
Property operating	588	841	1,398	1,652
Real estate tax	1,043	1,038	2,111	2,097
Advisory fees and expenses	1,713	1,568	3,268	3,080
Transaction-related	76	1	93	1
Depreciation and amortization	4,704	4,661	9,366	9,364
Impairment	—	—	52	—
Total operating expenses	9,272	9,125	18,309	18,154
Gain on disposition of real estate, net	—	585	—	535
Operating income	3,415	5,112	8,210	9,716
Other expense:
Interest expense and other, net	(3,786)	(3,642)	(7,505)	(7,233)
Net (loss) income	$(371)	$1,470	$705	$2,483

Class A Common Stock:
Net (loss) income	$(250)	$1,368	$779	$2,354
Basic and diluted weighted average number of common shares outstanding	14,986,900	14,997,938	14,993,507	15,005,665
Basic and diluted net (loss) income per common share	$(0.02)	$0.09	$0.05	$0.16

Class T Common Stock:
Net (loss) income	$(121)	$102	$(74)	$129
Basic and diluted weighted average number of common shares outstanding	1,980,535	1,945,068	1,977,482	1,938,822
Basic and diluted net (loss) income per common share	$(0.06)	$0.05	$(0.04)	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(371)	$1,470	$705	$2,483
Other comprehensive income (loss)
Unrealized loss on interest rate swaps	(809)	(4,372)	(8,034)	(5,219)
Amount of loss (gain) reclassified from other comprehensive income into income as interest expense and other, net	1,155	(97)	1,599	(366)
Total other comprehensive income (loss)	346	(4,469)	(6,435)	(5,585)
Total comprehensive loss	$(25)	$(2,999)	$(5,730)	$(3,102)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2020	14,997,382	$149	1,967,581	$20	$371,988	$(114,216)	$(5,455)	$252,486
Issuance of common stock	85,564	1	12,434	—	1,923	—	—	1,924
Distributions declared on common stock – $0.29 per common share	—	—	—	—	—	(4,890)	—	(4,890)
Distribution and stockholder servicing fees	—	—	—	—	2	—	—	2
Redemptions of common stock	(96,257)	(1)	(2,109)	—	(1,935)	—	—	(1,936)
Equity-based compensation	—	—	—	—	20	—	—	20
Equity-based payments to advisor	21,784	—	—	—	428	—	—	428
Changes in redeemable common stock	—	—	—	—	5	—	—	5
Comprehensive income (loss)	—	—	—	—	—	1,076	(6,781)	(5,705)
Balance as of March 31, 2020	15,008,473	149	1,977,906	20	372,431	(118,030)	(12,236)	242,334
Issuance of common stock	39,840	1	4,661	—	868	—	—	869
Distributions declared on common stock – $0.08 per common share	—	—	—	—	—	(1,292)	—	(1,292)
Distribution and stockholder servicing fees	—	—	—	—	2	—	—	2
Redemptions of common stock	(94,683)	(1)	(2,661)	—	(1,910)	—	—	(1,911)
Equity-based compensation	—	—	—	—	19	—	—	19
Equity-based payments to advisor	22,409	—	—	—	425	—	—	425
Changes in redeemable common stock	—	—	—	—	1,041	—	—	1,041
Comprehensive (loss) income	—	—	—	—	—	(371)	346	(25)
Balance as of June 30, 2020	14,976,039	$149	1,979,906	$20	$372,876	$(119,693)	$(11,890)	$241,462

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited) - (Continued)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	14,982,055	$150	1,914,878	$19	$369,638	$(96,485)	$(333)	$272,989
Issuance of common stock	161,958	2	26,392	—	4,251	—	—	4,253
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,481)	—	(6,481)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(74)	—	—	(74)
Other offering costs	—	—	—	—	(94)	—	—	(94)
Distribution and stockholder servicing fees	—	—	—	—	(11)	—	—	(11)
Redemptions of common stock	(129,182)	(2)	(3,063)	—	(2,920)	—	—	(2,922)
Equity-based compensation	—	—	—	—	20	—	—	20
Changes in redeemable common stock	—	—	—	—	(9)	—	—	(9)
Comprehensive income (loss)	—	—	—	—	—	1,013	(1,116)	(103)
Balance as of March 31, 2019	15,014,831	150	1,938,207	19	370,801	(101,953)	(1,449)	267,568
Issuance of common stock	108,657	1	14,990	—	2,426	—	—	2,427
Distributions declared on common stock – $0.29 per common share	—	—	—	—	—	(4,908)	—	(4,908)
Other offering costs	—	—	—	—	(20)	—	—	(20)
Distribution and stockholder servicing fees	—	—	—	—	11	—	—	11
Redemptions of common stock	(143,513)	(1)	(5,574)	—	(2,918)	—	—	(2,919)
Equity-based compensation	—	—	—	—	19	—	—	19
Equity-based payments to advisor	14,244	—	—	—	280	—	—	280
Changes in redeemable common stock	—	—	—	—	491	—	—	491
Comprehensive income (loss)	—	—	—	—	—	1,470	(4,469)	(2,999)
Balance as of June 30, 2019	14,994,219	$150	1,947,623	$19	$371,090	$(105,391)	$(5,918)	$259,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$705	$2,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net	9,408	9,356
Straight-line rental income	(902)	(759)
Write-offs for uncollectable lease-related receivables	774	3
Amortization of deferred financing costs	427	421
Equity-based compensation	39	39
Equity-based payment to advisor	853	280
Gain on disposition of real estate assets, net	—	(535)
Impairment of real estate assets	52	—
Changes in assets and liabilities:
Rents and tenant receivables	(2,497)	28
Prepaid expenses and other assets	(185)	(85)
Accrued expenses and accounts payable	7	302
Deferred rental income and other liabilities	(1,018)	(892)
Due to affiliates	314	(73)
Net cash provided by operating activities	7,977	10,568
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(9,843)	(25,975)
Net proceeds from disposition of real estate assets	—	33,866
Payment of property escrow deposits	(100)	—
Refund of property escrow deposits	100	150
Net cash (used in) provided by investing activities	(9,843)	8,041
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,321
Redemptions of common stock	(3,847)	(5,841)
Offering costs on issuance of common stock	—	(188)
Distribution and stockholder servicing fees paid	(176)	(190)
Proceeds from credit facility and notes payable	32,500	28,500
Repayments of credit facility and notes payable	(7,192)	(36,500)
Distributions to stockholders	(4,386)	(6,637)
Deferred financing costs paid	—	(50)
Net cash provided by (used in) financing activities	16,899	(19,585)
Net increase (decrease) in cash and cash equivalents and restricted cash	15,033	(976)
Cash and cash equivalents and restricted cash, beginning of period	3,941	2,906
Cash and cash equivalents and restricted cash, end of period	$18,974	$1,930
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$18,397	$1,601
Restricted cash	577	329
Total cash and cash equivalents and restricted cash	$18,974	$1,930
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on December 12, 2012, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company operates a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of June 30, 2020, the Company owned 150 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states. As of June 30, 2020, the rentable space at these properties was 98.1% leased, including month-to-month agreements, if any.
Substantially all of the Company’s business is conducted through Cole Operating Partnership V, LP, a Delaware limited partnership, of which the Company is the sole general partner and owns, directly or indirectly, 100% of the partnership interests.
The Company is externally managed by Cole REIT Management V, LLC, a Delaware limited liability company (“CR V Management”), which is an affiliate of CIM Group, LLC (“CIM”). CIM is a community-focused real estate and infrastructure owner, operator, developer and lender with multi-disciplinary expertise, including in acquisitions, management, development, leasing, research and capital markets. CIM is headquartered in Los Angeles, California, and has offices in Oakland, California; Bethesda, Maryland; Dallas, Texas; New York, New York; Chicago, Illinois; Phoenix, Arizona; Orlando, Florida; Tokyo, Japan; and Atlanta, Georgia.
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
June 30, 2020 (Unaudited) – (Continued)

Offering of $1.4 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and will continue to issue shares under the DRIP Offering.
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. On June 30, 2020, the estimated per share NAV was $18.62 per share for both Class A Shares and Class T Shares, which was established on May 27, 2020 using a valuation date of March 31, 2020. Commencing on May 29, 2020, distributions were reinvested in shares of the Company’s common stock under the Second Amended and Restated DRIP at a price of $18.62 per share for both Class A Shares and Class T Shares. On August 12, 2020, the Board established an updated estimated per share NAV of the Company’s common stock, using a valuation date of June 30, 2020, of $18.96 per share for both Class A Shares and Class T Shares. Commencing on August 14, 2020, distributions are reinvested in shares of the Company’s common stock under the Second Amended and Restated DRIP at a price of $18.96 per share for both Class A Shares and Class T Shares. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and March 31, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm. The Company intends to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that the Company has greater visibility into the impact of the current novel coronavirus (“COVID-19”) pandemic on the Company’s property valuations.
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
The Company is presenting the write-offs for uncollectable lease-related receivables of $3,000 for the six months ended June 30, 2019, which was previously included in straight-line rental income, net in the condensed consolidated statements of cash flows.
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
June 30, 2020 (Unaudited) – (Continued)

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
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the six months ended June 30, 2020, the Company recorded impairment charges of $52,000 related to one retail property, due to the carrying value being greater than the estimated fair value of the property. The Company’s impairment assessment as of June 30, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly with respect to any negative impacts to the Company that may result from the economic disruptions caused by the COVID-19 pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of June 30, 2020, the Company has not identified any further impairments resulting from COVID-19 related impacts, including as a result of tenant requests for rent relief. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, the Company has yet to see the long-term effects of COVID-19 on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of COVID-19, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. No impairment indicators were identified and no impairment losses were recorded during the six months ended June 30, 2019.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. There were no assets identified as held for sale as of June 30, 2020 or December 31, 2019.
Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. There were no property dispositions during the six months ended June, 30, 2020. The disposition of one property during the six months ended June 30, 2019 did not qualify for discontinued operations presentation, and, thus, the results of the property that was sold will remain in operating income, and the associated loss from the disposition is included in loss on disposition of real estate, net in the accompanying condensed consolidated statements of operations.
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
Restricted Cash
The Company had $577,000 and $456,000 in restricted cash as of June 30, 2020 and December 31, 2019, respectively. Included in restricted cash was $380,000 and $354,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of June 30, 2020 and December 31, 2019, respectively. Restricted cash also included $197,000 and $102,000 held by lenders in lockbox accounts as of June 30, 2020 and December 31, 2019, respectively. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
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
June 30, 2020 (Unaudited) – (Continued)

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
The Company continually reviews whether collection of lease-related receivables, including any straight-line rent, and current and future operating expense reimbursements from tenants are probable. The determination of whether collectability is probable takes into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Upon the determination that the collectability of a receivable is not probable, the Company will record a reduction to rental and other property income for amounts previously recorded and a decrease in the outstanding receivable. Revenue from leases where collection is deemed to be not probable is recorded on a cash basis until collectability becomes probable. Management’s estimate of the collectability of lease-related receivables is based on the best information available at the time of estimate. The Company does not use a general reserve approach and lease-related receivables are adjusted and taken against rental and other property income only when collectability becomes not probable.
During the three and six months ended June 30, 2020, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off total outstanding receivables of $852,000 and $882,000 for the three and six months ended June 30, 2020, respectively, which included $120,000 of straight-line rental income for both of the respective periods, and $101,000 and $108,000 related to certain tenant reimbursements that were written off during the three and six months ended June 30, 2020. These write-offs reduced rental and other property income during the three and six months ended June 30, 2020.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and six months ended June 30, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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
June 30, 2020 (Unaudited) – (Continued)

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
In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“ASU 2018-17”). The guidance changes the guidance for determining whether a decision-making fee is a variable interest. Under the new ASU, indirect interests held through related parties under common control will now be considered on a proportional basis when determining whether fees paid to decision makers and service providers are variable interests. Such indirect interests were previously treated the same as direct interests. ASU 2018-17 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted ASU 2018-17 during the first quarter of fiscal year 2020 and has concluded there is no material impact on its condensed consolidated financial statements.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to the COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and six months ended June 30, 2020, the Company provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of COVID-19 on those tenants. As of June 30, 2020, the Company had granted rent deferrals of $74,000. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $74,000 to the Company’s lease-related receivables balance as of June 30, 2020.
In addition, the Company entered into lease amendments during the three and six months ended June 30, 2020 that provided for lease concessions, through rent abatements or rent deferrals, that represented substantive changes to the consideration in the original lease. These lease amendments extended the lease periods ranging from 24 months to 36 months. For these leases, the Company applied the lease modification accounting framework pursuant to ASC 842. As of June 30, 2020, these lease amendments resulted in rent abatements of $145,000 and deferred rental income of $84,000.
As of August 10, 2020, the Company has collected approximately 86% of rental payments billed to tenants during the three months ended June 30, 2020.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of June 30, 2020, the estimated fair value of the Company’s debt was $368.7 million, compared to a carrying value of $369.4 million. The estimated fair value of the Company’s debt was $343.4 million as of December 31, 2019, compared to a carrying value on that date of $344.1 million.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of June 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(11,890)	$—	$(11,890)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$50	$—	$50	$—
Financial liabilities:
Interest rate swaps	$(5,505)	$—	$(5,505)	$—
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
As discussed in Note 4 — Real Estate Assets, during the six months ended June 30, 2020, real estate assets related to one retail property was deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value was reduced to an estimated fair value of $876,000 as a result of updated estimated selling costs, resulting in impairment charges of $52,000. There were no assets impaired during the six months ended June 30, 2019. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.
The following table presents the impairment charges by asset class recorded during the six months ended June 30, 2020 (in thousands):

Six Months Ended
June 30, 2020
Asset class impaired:
Land	16
Buildings and improvements	36
Total impairment loss	$52

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the six months ended June 30, 2020, the Company acquired two commercial properties for an aggregate purchase price of $9.7 million (the “2020 Asset Acquisitions”), which includes $308,000 of acquisition-related expenses that were capitalized. The Company funded the 2020 Asset Acquisitions with proceeds from borrowings during the six months ended June 30, 2020.
The following table summarizes the purchase price allocation for the 2020 Asset Acquisitions purchased during the six months ended June 30, 2020 (in thousands):

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
During the six months ended June 30, 2020, one property with a carrying value of $928,000 was deemed to be impaired and its carrying value was reduced to an estimated fair value of $876,000, resulting in impairment charges of $52,000, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges. No impairment losses were recorded during the six months ended June 30, 2019.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

2019 Property Dispositions
During the six months ended June 30, 2019, the Company disposed of five retail properties and one anchored shopping center for an aggregate gross sales price of $34.8 million, resulting in net proceeds of $33.9 million after closing costs and disposition fees due to CR V Management or its affiliates and a net gain of $535,000. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties does not qualify to be reported as discontinued operations since the dispositions do not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition. During the six months ended June 30, 2020, the Company did not dispose of any properties.
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	June 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $26,027 and $23,013 respectively (with a weighted average life remaining of 11.2 years and 11.5 years, respectively)	$58,756	$61,035
Acquired above-market leases, net of accumulated amortization of $3,234 and $2,973, respectively (with a weighted average life remaining of 10.4 years and 10.8 years, respectively)	4,653	4,914
Total intangible lease assets, net	$63,409	$65,949
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $2,578 and $2,359, respectively (with a weighted average life remaining of 8.3 years and 8.7 years, respectively)	$3,056	$3,275
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
The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
In-place lease and other intangible amortization	$1,501	$1,546	$3,014	$3,032
Above-market lease amortization	$128	$141	$261	$290
Below-market lease amortization	$107	$168	$219	$298

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

The following table summarizes the estimated amortization relating to the intangible lease assets and liabilities subsequent to June 30, 2020 (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$2,999	$254	$213
2021	5,962	499	414
2022	5,768	488	333
2023	5,466	478	321
2024	5,049	387	287
Thereafter	33,512	2,547	1,488
Total	$58,756	$4,653	$3,056
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of June 30, 2020, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s interest rate swap agreements designated as hedging instruments as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

		Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Liabilities as of
			June 30, 2020				June 30, 2020	December 31, 2019
Interest Rate Swaps	(2)	Derivative liabilities, deferred rental income and other liabilities	$241,100	3.49% to 4.50%	1/15/2016 to 4/25/2019	2/1/2021 to 3/27/2023	$(11,890)	$(5,505)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of June 30, 2020.
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and six months ended June 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $1.2 million and $1.6 million, respectively. For the three and six months ended June 30, 2019, the amount of gains reclassified from other comprehensive income (loss) as a decrease to interest expense was $97,000 and $366,000, respectively. The total unrealized loss on interest rate swaps of $11.9 million and $5.5 million as of June 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $5.4 million will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations,

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $12.0 million, which includes accrued interest. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of June 30, 2020.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of June 30, 2020, the Company had $368.1 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.4 years and a weighted average interest rate of 3.8%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of June 30, 2020 and December 31, 2019, and the debt activity for the six months ended June 30, 2020 (in thousands):

		During the Six Months Ended June 30, 2020
	Balance as of December 31, 2019	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of June 30, 2020
Credit facility	$251,500	$32,500	$(7,000)	$—	$277,000
Fixed rate debt	92,600	—	(192)	—	92,408
Total debt	344,100	32,500	(7,192)	—	369,408
Deferred costs – credit facility (2)	(1,302)	—	—	203	(1,099)
Deferred costs – fixed rate debt	(287)	—	—	78	(209)
Total debt, net	$342,511	$32,500	$(7,192)	$281	$368,100
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs related to the term portion of the Credit Facility, as defined below.
Notes Payable
As of June 30, 2020, the fixed rate debt outstanding of $92.4 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. With respect to the remaining $21.1 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, net cash provided by operations, borrowings available under the Credit Facility or the entry into new financing arrangements will be sufficient in order to meet its debt obligations as they become due. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $157.0 million as of June 30, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of June 30, 2020, the amounts outstanding under the Revolving Loans totaled $57.0 million at a weighted average interest rate of 1.9%. As of June 30, 2020, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 4.2%. The Company had $277.0 million of debt outstanding under the Credit Facility as of June 30, 2020 at a weighted average interest rate of 3.7% and $73.0 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $4.4 million as of June 30, 2020.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements as of June 30, 2020.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to June 30, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$196
2021	68,009
2022	57,428
2023	220,448
2024	23,327
Thereafter	—
Total	$369,408
NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$2,793	$5,359
Distributions declared and unpaid	$672	$1,613
Change in accrued distribution and stockholder servicing fees	$(4)	$(11)
Accrued capital expenditures	$397	$—
Change in fair value of interest rate swaps	$(6,435)	$(5,585)
Supplemental Cash Flow Disclosures:
Interest paid	$7,064	$6,796
Cash paid for taxes	$74	$44

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CR V Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of June 30, 2020, CR V Management had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. Since the Follow-on Offering has been terminated, these excess amounts will not be paid.
Distribution and stockholder servicing fees
Through October 4, 2016, the Company paid CCO Capital a distribution and stockholder servicing fee for Class T Shares that was calculated on a daily basis in the amount of 1/365th of 0.8% of the most recent estimated per share NAV of the Class T Shares sold in the primary portion of the Initial Offering. Beginning on October 5, 2016, the distribution and stockholder servicing fee is calculated on a daily basis in an amount equal to 1/365th of 1.0% of the most recent estimated per share NAV of the Class T Shares sold in the primary portion of the Offerings. The distribution and stockholder servicing fee is paid monthly in arrears from cash flows from operations or, if the Company’s cash flows from operations are not sufficient to pay the distribution and stockholder servicing fee, from borrowings in anticipation of future cash flows. An estimated liability for future distribution and stockholder servicing fees payable to CCO Capital was recognized at the time each Class T Share was sold and included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

par value. The Company will cease paying the distribution and stockholder servicing fee with respect to Class T Shares at the earliest of (i) the end of the month in which the total distribution and stockholder servicing fees paid by a stockholder within his or her individual account would be equal to 4.0% of the stockholder’s total gross investment amount at the time of the purchase of the primary Class T Shares held in such account, or a lower limit agreed upon between the dealer manager and the participating broker-dealer at the time such Class T Shares were sold; (ii) the date on which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of the Company’s shares, excluding shares sold pursuant to the DRIP; (iii) the fourth anniversary of the last day of the month in which the offering in which such Class T Shares were purchased (excluding the offering of shares pursuant to the DRIP) terminates; (iv) the date such Class T Share is no longer outstanding; and (v) the date the Company effects a liquidity event. CCO Capital may, in its discretion, reallow to participating broker-dealers all or a portion of the distribution and stockholder servicing fee for services that such participating broker-dealers perform in connection with the distribution of Class T Shares. At the time the Company ceases paying the distribution and stockholder servicing fee with respect to an outstanding Class T Share pursuant to the provisions above, such Class T Share will convert into a number of Class A Shares (including any fractional shares) with an equivalent net asset value as such Class T Share. The Company cannot predict when this will occur. No distribution and stockholder servicing fees are paid to CCO Capital or other participating broker-dealers with respect to shares sold pursuant to the DRIP.
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
Advisory fees and expenses
Pursuant to the advisory agreement with CR V Management, the Company pays CR V Management a monthly advisory fee based upon the Company’s monthly average asset value, which, effective January 1, 2020, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of December 31, 2019, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to December 31, 2019, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. Starting in May 2019, one-third of this fee is paid to CR V Management in Class A Shares, which are issued at the most recently established NAV price. During the three and six months ended June 30, 2020, approximately 22,000 and 44,000 Class A Shares, respectively, were issued for payment of advisory fees, which vested upon issuance, totaling $425,000 and $853,000, respectively, for the three and six months ended June 30, 2020 in equity-based payments included in advisory fees and expenses in the condensed consolidated statements of operations. The Board has approved the payment of one-third of the monthly advisory fee in Class A Shares through December 2020.
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
June 30, 2020 (Unaudited) – (Continued)

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
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement with CR V Management, CR V Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and six months ended June 30, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Selling commissions	$—	$—	$—	$47
Dealer manager fees	$—	$—	$—	$27
Other organization and offering expenses	$—	$20	$—	$114
Distribution and stockholder servicing fees (1)	$87	$89	$176	$190
Acquisition fees and expenses	$—	$614	$235	$614
Disposition fees	$—	$252	$—	$282
Advisory fees and expenses	$1,713	$1,568	$3,268	$3,080
Operating expenses	$506	$408	$787	$719
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $689,000 and $1.1 million as of June 30, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of June 30, 2020 and December 31, 2019, $1.9 million and $1.8 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Management or its affiliates. The amounts are primarily for distribution and stockholder servicing fees payable to CCO Capital and operating fees and expenses. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

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
NOTE 12 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s common shares were reserved for issuance and share awards of 392,000 are available for future grant as of June 30, 2020.
As of June 30, 2020, the Company has granted awards of approximately 2,500 restricted Class A Shares to each of the independent members of the Board (approximately 7,600 restricted shares in aggregate) under the Plan. As of June 30, 2020, 3,600 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 4,000 shares issued had not vested or been forfeited as of June 30, 2020. The fair value of the Company’s share awards is determined using the Company’s NAV per share on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $19,000 and $39,000 for the three and six months ended June 30, 2020 and 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of June 30, 2020, there was $20,000 of total unrecognized compensation expense related to the restricted Class A Shares issued in 2019, which will be recognized ratably over the remaining period of service prior to October 1, 2020.
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
As of June 30, 2020, the leases had a weighted-average remaining term of 9.9 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of June 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$25,069
2021 (1)	47,334
2022	46,047
2023	44,526
2024	41,844
Thereafter	289,213
Total	$494,033

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020 (Unaudited) – (Continued)

______________________

(1)
Excludes $158,000 of rental income deferrals requested and granted during 2020 due to the COVID-19 pandemic, which are scheduled to be collected in 2021 based on the terms of the executed deferral arrangements.

A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and six months ended June 30, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.
Rental and other property income during the three and six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$11,174	$11,867	$23,208	$23,991
Variable rental and other property income (2)	1,513	1,785	3,311	3,344
Total rental and other property income	$12,687	$13,652	$26,519	$27,335
______________________

(1)
Consists primarily of fixed contractual payments from operating leases with tenants recognized on a straight-line basis over the lease term, including amortization of acquired above- and below-market leases, and is net of uncollectible lease-related receivables.

(2)	Consists primarily of tenant reimbursements for recoverable real estate taxes and property operating expenses, and percentage rent.
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2020:
Redemption of Shares of Common Stock
Subsequent to June 30, 2020, the Company redeemed approximately 45,000 shares for $843,000 at an average per share price of $18.61 pursuant to the Company’s share redemption program. Management, in its discretion, limited the amount of shares redeemed for the three months ended June 30, 2020 to an amount equal to the net proceeds the Company received from the sale of shares in the DRIP during the respective period. The remaining redemption requests received during the three months ended June 30, 2020 totaling approximately 1.0 million shares went unfulfilled.
Estimated Per Share NAV

On August 12, 2020, the Board established an updated estimated per share NAV of the Company’s common stock as of June 30, 2020, of $18.96 per share for both Class A Shares and Class T Shares. Commencing on August 14, 2020, distributions will be reinvested in shares of the Company’s common stock under the DRIP at a price of $18.96 per share for both Class A Shares and Class T Shares. Distributions on Class A Shares are reinvested in Class A Shares and distributions on Class T Shares are reinvested in Class T Shares. Pursuant to the terms of the Company’s share redemption program, commencing on August 14, 2020, the estimated per share NAV of $18.96 for both Class A Shares and Class T Shares, as of June 30, 2020, will serve as the most recent estimated value for purposes of the share redemption program, until such time as the Board determines a new estimated per share NAV.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of COVID-19 on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 98.1% of our rentable square feet was under lease as of June 30, 2020 (including any month-to-month agreements) with a weighted average remaining lease term of 9.9 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.
COVID-19
The COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses. The extent to which the COVID-19 pandemic continues to impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

During the three and six months ended June 30, 2020, we provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of COVID-19. As of June 30, 2020, we granted total rent deferrals with an aggregate deferral amount of $430,000. Additionally, as of June 30, 2020, we granted rent abatements to tenants with an abatement amount of $145,000.
As of August 10, 2020, we have collected approximately 86% of rental payments billed to tenants during the three months ended June 30, 2020. Additionally, as of August 10, 2020, we have collected 90% of July rental payments billed to tenants.
We are actively managing our response to COVID-19 in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. We intend to publish an updated estimated per share NAV on a quarterly, rather than an annual, basis going forward, until such time that we have greater visibility into the impact of the COVID-19 pandemic on our property valuations. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted an amended and restated distribution reinvestment plan (the “Amended DRIP”) and an Amended and Restated Share Redemption Program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders.
For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.”
Operating Highlights and Key Performance Indicators
2020 Activity

•	Acquired two commercial properties for an aggregate purchase price of $9.7 million.

•	Increased total debt by $25.3 million, from $344.1 million to $369.4 million.
Portfolio Information
As of June 30, 2020, we owned 150 properties, comprising approximately 3.4 million rentable square feet of commercial space located in 34 states, which were 98.1% leased, including any month-to-month agreements, with a weighted average remaining lease term of 9.9 years. As of June 30, 2020, one of our tenants, Walgreens, accounted for 10% of our 2020 annualized rental income. As of June 30, 2020, we had certain geographic concentrations in our property holdings. In particular, as of June 30, 2020, 23 of our properties were located in Texas, accounting for 14% of our 2020 annualized rental income. In addition, we had tenants in the discount store, grocery, sporting goods and pharmacy industries, which accounted for 13%, 13%, 11% and 11%, respectively, of our 2020 annualized rental income. The following table shows the property statistics of our real estate assets as of June 30, 2020 and 2019:

	As of June 30,
	2020	2019
Number of commercial properties	150	148
Rentable square feet (in thousands) (1)	3,449	3,415
Percentage of rentable square feet leased	98.1%	96.7%
Percentage of investment-grade tenants (2)	34.0%	34.8%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial properties acquired	—	13	2	13
Purchase price of acquired properties (in thousands)	$—	$25,331	$9,718	$25,331
Rentable square feet of acquired properties (in thousands) (1)	—	94	33	94
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
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
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended June 30,
	2020	2019	Change
Net (loss) income	$(371)	$1,470	$(1,841)
Interest expense and other, net	3,786	3,642	144
Operating income	3,415	5,112	(1,697)

Gain on disposition of real estate, net	—	(585)	585
Depreciation and amortization	4,704	4,661	43
Transaction-related expenses	76	1	75
Advisory fees and expenses	1,713	1,568	145
General and administrative expenses	1,148	1,016	132
Net operating income	$11,056	$11,773	$(717)

A total of 134 properties were acquired before April 1, 2019 and represent our “same store” properties during the three months ended June 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after April 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$12,687	$13,652	$(965)	$11,921	$13,277	$(1,356)	$766	$375	$391

Property operating expenses	588	841	(253)	581	903	(322)	7	(62)	69
Real estate tax expenses	1,043	1,038	5	1,038	1,039	(1)	5	(1)	6
Total property operating expenses	1,631	1,879	(248)	1,619	1,942	(323)	12	(63)	75

Net operating income	$11,056	$11,773	$(717)	$10,302	$11,335	$(1,033)	$754	$438	$316
Interest Expense and Other, Net
The increase in interest expense and other, net of $144,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the average aggregate amount of debt outstanding from $336.4 million as of June 30, 2019, to $369.4 million as of June 30, 2020.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $585,000 for the three months ended June 30, 2019. The gain recorded was due to the disposition of five retail properties and one anchored shopping center during the three months ended June 30, 2019. No dispositions occurred during the three months ended June 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $43,000 for the three months ended June 30, 2020, compared to the same period in 2019, was primarily due to the acquisition and management of three additional properties subsequent to June 30, 2019, as well as recognizing a full period of depreciation expense on 13 properties acquired during the three months ended June 30, 2019, offset by the disposition of one property subsequent to June 30, 2019.
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
The increase in transaction-related expenses of $75,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in expenses related to terminated transactions.
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

The increase in advisory fees and expenses of $145,000 for the three months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase in expense reimbursements to our advisor for services provided.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, accounting and professional fees and transfer agent fees.
The increase in general and administrative expenses of $132,000 during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to increases in expense reimbursements to our advisor during the three months ended June 30, 2020.
Net Operating Income
Same store property net operating income decreased $1.0 million during the three months ended June 30, 2020, as compared to the same period in 2019. Due to the impact of the COVID-19 pandemic, there was a reduction in rental and other property income for amounts deemed not probable of collection at eight properties, which accounted for $653,000 of the net decrease in net operating income for three months ended June 30, 2020, as compared to the same period in 2019.
Non-same store property net operating income increased $316,000 during the three months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to the acquisition and management of three additional income-producing properties subsequent to June 30, 2019, as well as recognizing a full year of net operating income on the 13 properties acquired during the three months ended June 30, 2019, offset by the disposition of one property subsequent to June 30, 2019.
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Six Months Ended June 30,
	2020	2019	Change
Net income	$705	$2,483	$(1,778)
Interest expense and other, net	7,505	7,233	272
Operating income	8,210	9,716	(1,506)

Gain on disposition of real estate, net	—	(535)	535
Impairment	52	—	52
Depreciation and amortization	9,366	9,364	2
Transaction-related expenses	93	1	92
Advisory fees and expenses	3,268	3,080	188
General and administrative expenses	2,021	1,960	61
Net operating income	$23,010	$23,586	$(576)
A total of 134 properties were acquired before January 1, 2019 and represent our “same store” properties during the six months ended June 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired on or disposed of after January 1, 2019.

The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended Jun 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$26,519	$27,335	$(816)	$25,089	$26,065	$(976)	$1,430	$1,270	$160

Property operating expenses	1,398	1,652	(254)	1,386	1,591	(205)	12	61	(49)
Real estate tax expenses	2,111	2,097	14	2,102	2,056	46	9	41	(32)
Total property operating expenses	3,509	3,749	(240)	3,488	3,647	(159)	21	102	(81)

Net operating income	$23,010	$23,586	$(576)	$21,601	$22,418	$(817)	$1,409	$1,168	$241
Interest Expense and Other, Net
The increase in interest expense and other, net of $272,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the average outstanding debt balance to $358.2 million for the six months ended June 30, 2020, as compared to $343.1 million for the six months ended June 30, 2019.
Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $535,000 for the six months ended June 30, 2019. The gain recorded was due to the disposition of five retail properties and one anchored shopping center during the six months ended June 30, 2019. No dispositions occurred during the six months ended June 30, 2020.
Impairments
The increase in impairment charges of $52,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to management identifying one retail property with a carrying value greater than the estimated fair value, net of selling costs, during the six months ended June 30, 2020. There were no assets impaired during the six months ended June 30, 2019.
Depreciation and Amortization
Depreciation and amortization expenses remained generally consistent for the six months ended June 30, 2020, compared to the same period in 2019.
Transaction-Related Fees and Expenses
The increase in transaction-related expenses of $92,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to an increase in expenses related to terminated transactions.
Advisory Fees and Expenses
The increase in advisory fees and expenses of $188,000 for the six months ended June 30, 2020, compared to the same period in 2019, was primarily due to an increase in expense reimbursements to our advisor for services provided.
General and Administrative Expenses
The primary general and administrative expense items are accounting fees and other professional fees, transfer agent fees and Board costs.
The increase in general and administrative expenses of $61,000 during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to increases in expense reimbursements to our advisor during the six months ended June 30, 2020.
Net Operating Income
Same store property net operating income decreased $817,000 during the six months ended June 30, 2020, as compared to the same period in 2019. Due to the impact of the COVID-19 pandemic, there was a reduction in rental and other property income for amounts deemed not probable of collection at eight properties, which accounted for $639,000 of the net decrease in net operating income for six months ended June 30, 2020, as compared to the same period in 2019.
Non-same store property net operating income increased $241,000 during the six months ended June 30, 2020, as compared to the same period in 2019. The increase is primarily due to the acquisition and management of three additional income-producing properties subsequent to June 30, 2019, as well as recognizing a full year of net operating income on the 13 properties acquired during the six months ended June 30, 2019, offset by the disposition of one property subsequent to June 30, 2019.
Distributions
Prior to April 1, 2020, on a quarterly basis, our Board authorized a daily distribution for the succeeding quarter. Our Board authorized the following daily distribution amounts per share for the periods indicated below:

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
On April 20, 2020, our Board decided to make a determination as to the amount and timing of distributions on a monthly, instead of quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our tenants’ ability to continue to pay rent on their leases on a timely basis or at all, the degree to which federal, state or local governmental authorities grant rent relief or other relief or amnesty programs applicable to our tenants, our ability to access the capital markets, and on the United States and worldwide financial markets and economy.
After April 1, 2020, our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0200
May 31, 2020	$0.0200
June 30, 2020	$0.0413
July 30, 2020	$0.0560
August 28, 2020	$0.0789
______________________

(1)
The distribution amount for each class of outstanding common stock is adjusted based on the relative NAV of the various classes so that distributions constitute a uniform percentage of the NAV per share of all classes for stockholders of record as of the last business day of the month for which the distribution rate applies.

As of June 30, 2020, we had distributions payable of $672,000.

The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Six Months Ended June 30,
	2020		2019
	Amount	Percent	Amount		Percent
Distributions paid in cash	$4,386	61%	$6,637		55%
Distributions reinvested	2,793	39%	5,359		45%
Total distributions	$7,179	100%	$11,996		100%

Sources of distributions:
Net cash provided by operating activities (1)	$7,179	100%	$10,568		88%
Proceeds from the issuance of debt	—	—%	1,428	(2)	12%
Total sources	$7,179	100%	$11,996		100%
(1) Net cash provided by operating activities was $8.0 million and $10.6 million for the six months ended June 30, 2020 and 2019, respectively.
(2) Includes proceeds from prior periods.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 1.0 million shares for $19.2 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed for the six months ended June 30, 2020 to an amount equal to the proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the six months ended June 30, 2020, we received valid redemption requests under our share redemption program totaling approximately 2.3 million shares, of which we redeemed approximately 97,000 shares as of June 30, 2020 for $1.9 million (at an average redemption price of $19.61 per share), and approximately 45,000 shares subsequent to June 30, 2020 for $843,000 at an average redemption price of $18.61 per share. The remaining redemption requests relating to approximately 2.2 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations, however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations as of the filing date of our report. However, if the outbreak continues on its current trajectory, such impacts could be material.
We expect to utilize proceeds from real estate dispositions, cash flows from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties. Our Credit Facility provides for borrowings of up to $350.0 million, which is comprised of $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of June 30, 2020, we had $73.0 million in unused capacity under the Credit Facility, subject to borrowing availability. We had available borrowings of $4.4 million as of June 30, 2020. As of June 30, 2020, we also had cash and cash equivalents of $18.4 million.

Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of COVID-19, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the DRIP Offering and borrowings from the Credit Facility or other sources. Additionally, given the impact of COVID-19, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. During the six months ended June 30, 2020, our Board approved and adopted the Amended DRIP and the Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders.
As of June 30, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements. However, our continued compliance with these debt covenants depends on many factors and is impacted by the current and future economic conditions related to COVID-19 and current tenant requests for rent relief.
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
Contractual Obligations
As of June 30, 2020, we had $369.4 million of debt outstanding with a weighted average interest rate of 3.8%. See Note 7 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.

Our contractual obligations as of June 30, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$277,000	$—	$277,000	$—	$—
Interest payments – credit facility (2)	27,174	10,295	16,879	—	—
Principal payments – fixed rate debt (3)	92,408	21,500	47,356	23,552	—
Interest payments – fixed rate debt (4)	7,566	3,426	2,636	1,504	—
Total	$404,148	$35,221	$343,871	$25,056	$—
______________________

(1)	The table does not include amounts due to CR V Management or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.

(2)
As of June 30, 2020, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of June 30, 2020, the weighted average interest rate for the Swapped Term Loan was 4.2%. The remaining $57.0 million outstanding under the Credit Facility had a weighted average interest rate of 1.9% as of June 30, 2020.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of June 30, 2020, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of June 30, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 53.7% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 54.1%. Fair market value is based on the estimated market value of our real estate assets as of December 31, 2019 that were used to determine our estimated per share NAV, and for those assets acquired from January 1, 2020 through June 30, 2020 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of June 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 51.0%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported in our condensed consolidated balance sheet, to net debt as of June 30, 2020 (dollar amounts in thousands):

Balance as of June 30, 2020
Credit facility and notes payable, net	$368,100
Deferred costs and net premiums (1)	1,308
Less: Cash and cash equivalents	(18,397)
Net debt	$351,011
Gross real estate assets, net (2)	$687,972
Net debt leverage ratio	51.0%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.

Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $2.6 million for the six months ended June 30, 2020, as compared to the same period in 2019. The change was primarily due to a decrease in the changes in rent and tenant receivables and deferred rental income due to the timing of cash receipts. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $9.8 million for the six months ended June 30, 2020, as compared to net cash provided by investing activities of $8.0 million for the six months ended June 30, 2019. The change was primarily due to the acquisition of two properties during the six months ended June 30, 2020, compared to the disposal of six properties, offset by the acquisition of 13 properties during the six months ended June 30, 2019.
Financing Activities. Net cash provided by financing activities was $16.9 million for the six months ended June 30, 2020, as compared to net cash used in financing activities of $19.6 million for the six months ended June 30, 2019. The change was primarily due to an increase in net proceeds from debt.
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

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets may not be recoverable. Impairment indicators that we consider include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors, all of which are heightened concerns as a result of the economic impact caused by the COVID-19 outbreak; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. We continue to evaluate our portfolio to determine if anticipated holding periods for certain properties may materially differ from the initial intended holding periods for such properties, which could result in an impairment charge in the future.
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
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of June 30, 2020, we had an aggregate balance of $57.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of June 30, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $285,000 per annum.
As of June 30, 2020, we had three interest rate swap agreements outstanding, which mature on various dates from February 2021 through March 2023, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative liability of $11.9 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2020, an increase of 50 basis points in interest rates would result in a derivative liability of $9.4 million, representing a $2.5 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $14.5 million, representing a $2.6 million net change to the fair value of the net derivative liability. See Note 6 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of June 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.
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
The factors considered in determining the credit risk of our tenants include, but are not limited to: payment history; credit status and change in status, including the impact of the COVID-19 pandemic (credit ratings for public companies are used as a primary metric); change in tenant space needs (i.e., expansion/downsize); tenant financial performance; economic conditions in a specific geographic region; and industry specific credit considerations. We believe that the credit risk of our portfolio is reduced by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants and mitigation options.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of June 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2020, were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 outbreak and the associated “shelter-in-place” or “stay-at-home” orders or other quarantine mandates or public health guidance issued by local, state or federal authorities has adversely affected a number of our tenants’ businesses.
The extent to which COVID-19 will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of COVID-19, the actions taken to contain COVID-19 or mitigate its impact, and the direct and indirect economic effects of COVID-19 and the related containment measures. Management is evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of COVID-19 on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of COVID-19.
The declaration, amount and payment of future cash distributions on our common stock are subject to uncertainty due to current market conditions.
All distributions will be declared at the discretion of our Board and will depend on our earnings, our financial condition, REIT distribution requirements, and other factors as our Board may deem relevant from time to time. The economic impacts resulting from the COVID-19 pandemic could adversely affect our ability to pay distributions. Our Board is under no obligation or requirement to declare future distributions and will continue to assess our common stock distribution rate on an ongoing basis, as market conditions and our financial position continue to evolve. We cannot assure you that we will achieve results that will allow us to pay distributions on our common stock or that the level of distributions will be maintained or increased.
Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the SOFR published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles would react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. For example, switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. The Company and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. We received redemption requests of approximately 1.0 million shares for $19.2 million in excess of the net proceeds we received from the issuance of shares under the DRIP during the three months ended June 30, 2020. Management, in its discretion, limited the amount of shares redeemed to an amount equal to net proceeds we received from the sale of shares pursuant to the DRIP during the respective period. The estimated per share NAV of $18.96 as of June 30, 2020 determined by the Board on August 12, 2020 serves as the most recent estimated value for purposes of the share redemption program, effective August 14, 2020, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended June 30, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 – April 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
May 1, 2020 – May 31, 2020
Class A Shares	94,683	$19.62	94,683	(1)
Class T Shares	2,661	$19.32	2,661	(1)
June 1, 2020 – June 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	97,344		97,344	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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
Date: August 14, 2020