Form 10-Q
period 2020-09-30
Cole Credit Property Trust V, Inc.
filed 2020-11-13
CIK 1580988

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2020, there were approximately 15.0 million shares of Class A common stock, par value $0.01 per share, and 2.0 million shares of Class T common stock, par value $0.01 per share, of Cole Credit Property Trust V, Inc. outstanding.

COLE CREDIT PROPERTY TRUST V, INC.

PART I — FINANCIAL INFORMATION
Item 1.      Financial Statements
COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts) (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Real estate assets:
Land	$155,544	$153,934
Buildings and improvements	444,240	437,666
Intangible lease assets	92,386	91,935
Total real estate assets, at cost	692,170	683,535
Less: accumulated depreciation and amortization	(90,090)	(75,980)
Total real estate assets, net	602,080	607,555
Cash and cash equivalents	19,080	3,485
Restricted cash	392	456
Prepaid expenses, prepaid taxes and other assets	764	431
Rents and tenant receivables, net	12,798	9,668
Deferred costs, net	427	646
Assets held for sale	1,072	—
Total assets	$636,613	$622,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility and notes payable, net	$368,144	$342,511
Accrued expenses and accounts payable	3,482	3,052
Due to affiliates	1,624	1,782
Intangible lease liabilities, net	2,948	3,275
Distributions payable	1,309	1,669
Derivative liabilities, deferred rental income and other liabilities	12,140	7,940
Total liabilities	389,647	360,229
Commitments and contingencies
Redeemable common stock	—	9,526
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share; 245,000,000 shares authorized, 14,966,753 and 14,997,382 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	149	149
Class T common stock, $0.01 par value per share; 245,000,000 shares authorized, 1,982,240 and 1,967,581 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	20	20
Capital in excess of par value	381,248	371,988
Accumulated distributions in excess of earnings	(123,995)	(114,216)
Accumulated other comprehensive loss	(10,456)	(5,455)
Total stockholders’ equity	246,966	252,486
Total liabilities, redeemable common stock and stockholders’ equity	$636,613	$622,241
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental and other property income	$13,311	$13,788	$39,830	$41,123
Operating expenses:
General and administrative	1,037	814	3,058	2,774
Property operating	925	839	2,323	2,491
Real estate tax	1,046	1,124	3,157	3,221
Advisory fees and expenses	1,643	1,555	4,911	4,635
Merger-related	954	—	954	—
Transaction-related	(15)	7	78	8
Depreciation and amortization	4,740	4,683	14,106	14,047
Impairment	—	502	52	502
Total operating expenses	10,330	9,524	28,639	27,678
Gain on disposition of real estate, net	—	150	—	685
Operating income	2,981	4,414	11,191	14,130
Other expense:
Interest expense and other, net	(3,745)	(3,624)	(11,250)	(10,857)
Net (loss) income	$(764)	$790	$(59)	$3,273

Class A Common Stock:
Net (loss) income	$(598)	$780	$181	$3,134
Basic and diluted weighted average number of common shares outstanding	14,974,562	14,980,504	14,987,146	14,997,002
Basic and diluted net (loss) income per common share	$(0.04)	$0.05	$0.01	$0.21

Class T Common Stock:
Net (loss) income	$(166)	$10	$(240)	$139
Basic and diluted weighted average number of common shares outstanding	1,981,885	1,954,847	1,978,960	1,944,190
Basic and diluted net (loss) income per common share	$(0.08)	$0.01	$(0.12)	$0.07
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(764)	$790	$(59)	$3,273
Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swaps	55	(1,043)	(7,979)	(6,262)
Amount of loss (gain) reclassified from other comprehensive income into income (loss) as interest expense and other, net	1,379	97	2,978	(269)
Total other comprehensive income (loss)	1,434	(946)	(5,001)	(6,531)
Total comprehensive income (loss)	$670	$(156)	$(5,060)	$(3,258)
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2020	14,997,382	$149	1,967,581	$20	$371,988	$(114,216)	$(5,455)	$252,486
Issuance of common stock	85,564	1	12,434	—	1,923	—	—	1,924
Distributions declared on common stock – $0.29 per common share	—	—	—	—	—	(4,890)	—	(4,890)
Distribution and stockholder servicing fees	—	—	—	—	2	—	—	2
Redemptions of common stock	(96,257)	(1)	(2,109)	—	(1,935)	—	—	(1,936)
Equity-based compensation	—	—	—	—	20	—	—	20
Equity-based payments to advisor	21,784	—	—	—	428	—	—	428
Changes in redeemable common stock	—	—	—	—	5	—	—	5
Comprehensive income (loss)	—	—	—	—	—	1,076	(6,781)	(5,705)
Balance as of March 31, 2020	15,008,473	149	1,977,906	20	372,431	(118,030)	(12,236)	242,334
Issuance of common stock	39,840	1	4,661	—	868	—	—	869
Distributions declared on common stock – $0.08 per common share	—	—	—	—	—	(1,292)	—	(1,292)
Distribution and stockholder servicing fees	—	—	—	—	2	—	—	2
Redemptions of common stock	(94,683)	(1)	(2,661)	—	(1,910)	—	—	(1,911)
Equity-based compensation	—	—	—	—	19	—	—	19
Equity-based payments to advisor	22,409	—	—	—	425	—	—	425
Changes in redeemable common stock	—	—	—	—	1,041	—	—	1,041
Comprehensive (loss) income	—	—	—	—	—	(371)	346	(25)
Balance as of June 30, 2020	14,976,039	149	1,979,906	20	372,876	(119,693)	(11,890)	241,462
Issuance of common stock	27,381	—	3,360	—	572	—	—	572
Distributions declared on common stock – $0.21 per common share	—	—	—	—	—	(3,538)	—	(3,538)
Distribution and stockholder servicing fees	—	—	—	—	1	—	—	1
Redemptions of common stock	(44,435)	—	(1,026)	—	(845)	—	—	(845)
Equity-based compensation	—	—	—	—	20	—	—	20
Equity-based payment to advisor	7,768	—	—	—	144	—	—	144
Changes in redeemable common stock	—	—	—	—	8,480	—	—	8,480
Comprehensive (loss) income	—	—	—	—	—	(764)	1,434	670
Balance as of September 30, 2020	14,966,753	$149	1,982,240	$20	$381,248	$(123,995)	$(10,456)	$246,966

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts) (Unaudited) - (Continued)

	Class A Common Stock		Class T Common Stock		Capital in Excess of Par Value	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Balance as of January 1, 2019	14,982,055	$150	1,914,878	$19	$369,638	$(96,485)	$(333)	$272,989
Issuance of common stock	161,958	2	26,392	—	4,251	—	—	4,253
Distributions declared on common stock – $0.39 per common share	—	—	—	—	—	(6,481)	—	(6,481)
Commissions on stock sales and related dealer manager fees	—	—	—	—	(74)	—	—	(74)
Other offering costs	—	—	—	—	(94)	—	—	(94)
Distribution and stockholder servicing fees	—	—	—	—	(11)	—	—	(11)
Redemptions of common stock	(129,182)	(2)	(3,063)	—	(2,920)	—	—	(2,922)
Equity-based compensation	—	—	—	—	20	—	—	20
Changes in redeemable common stock	—	—	—	—	(9)	—	—	(9)
Comprehensive income (loss)	—	—	—	—	—	1,013	(1,116)	(103)
Balance as of March 31, 2019	15,014,831	150	1,938,207	19	370,801	(101,953)	(1,449)	267,568
Issuance of common stock	108,657	1	14,990	—	2,426	—	—	2,427
Distributions declared on common stock – $0.29 per common share	—	—	—	—	—	(4,908)	—	(4,908)
Other offering costs	—	—	—	—	(20)	—	—	(20)
Distribution and stockholder servicing fees	—	—	—	—	11	—	—	11
Redemptions of common stock	(143,513)	(1)	(5,574)	—	(2,918)	—	—	(2,919)
Equity-based compensation	—	—	—	—	19	—	—	19
Equity-based payments to advisor	14,244	—	—	—	280	—	—	280
Changes in redeemable common stock	—	—	—	—	491	—	—	491
Comprehensive income (loss)	—	—	—	—	—	1,470	(4,469)	(2,999)
Balance as of June 30, 2019	14,994,219	150	1,947,623	19	371,090	(105,391)	(5,918)	259,950
Issuance of common stock	90,572	1	12,759	—	2,029	—	—	2,030
Distributions declared on common stock – $0.30 per common share	—	—	—	—	—	(4,946)	—	(4,946)
Distribution and stockholder servicing fees	—	—	—	—	1	—	—	1
Redemptions of common stock	(121,927)	(1)	(1,640)	—	(2,420)	—	—	(2,421)
Equity-based compensation	—	—	—	—	20	—	—	20
Equity-based payment to advisor	21,712	—	—	—	426	—	—	426
Changes in redeemable common stock	—	—	—	—	392	—	—	392
Comprehensive income (loss)	—	—	—	—	—	790	(946)	(156)
Balance as of September 30, 2019	14,984,576	$150	1,958,742	$19	$371,538	$(109,547)	$(6,864)	$255,296
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(59)	$3,273
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization, net	14,168	14,054
Straight-line rental income	(1,343)	(1,271)
Write-offs (recoveries) for uncollectable lease-related receivables	1,197	(15)
Amortization of deferred financing costs	640	634
Equity-based compensation	59	59
Equity-based payment to advisor	997	706
Gain on disposition of real estate assets, net	—	(685)
Impairment of real estate assets	52	502
Changes in assets and liabilities:
Rents and tenant receivables	(2,984)	82
Prepaid expenses and other assets	(383)	(329)
Accrued expenses and accounts payable	534	767
Deferred rental income and other liabilities	(751)	(612)
Due to affiliates	110	(223)
Net cash provided by operating activities	12,237	16,942
Cash flows from investing activities:
Investment in real estate assets and capital expenditures	(10,248)	(31,346)
Net proceeds from disposition of real estate assets	—	38,109
Payment of property escrow deposits	(100)	(50)
Refund of property escrow deposits	100	200
Net cash (used in) provided by investing activities	(10,248)	6,913
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,322
Redemptions of common stock	(4,692)	(8,262)
Offering costs on issuance of common stock	—	(188)
Distribution and stockholder servicing fees paid	(263)	(281)
Proceeds from credit facility and notes payable	32,500	39,200
Repayments of credit facility and notes payable	(7,288)	(46,200)
Distributions to stockholders	(6,715)	(9,554)
Deferred financing costs paid	—	(50)
Net cash provided by (used in) financing activities	13,542	(24,013)
Net increase (decrease) in cash and cash equivalents and restricted cash	15,531	(158)
Cash and cash equivalents and restricted cash, beginning of period	3,941	2,906
Cash and cash equivalents and restricted cash, end of period	$19,472	$2,748
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$19,080	$2,313
Restricted cash	392	435
Total cash and cash equivalents and restricted cash	$19,472	$2,748
The accompanying notes are an integral part of these condensed consolidated financial statements.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited)
NOTE 1 — ORGANIZATION AND BUSINESS
Cole Credit Property Trust V, Inc. (the “Company”) is a non-exchange traded real estate investment trust (“REIT”) formed as a Maryland corporation on December 12, 2012, that elected to be taxed, and currently qualifies, as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2014. The Company operates a diversified portfolio of commercial real estate assets primarily consisting of net leased properties located throughout the United States. As of September 30, 2020, the Company owned 150 properties, comprising 3.4 million rentable square feet of commercial space located in 34 states. As of September 30, 2020, the rentable space at these properties was 98.1% leased, including month-to-month agreements, if any.
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
On August 1, 2017, the Company commenced a follow-on offering on a “best efforts” basis (the “Follow-on Offering”) of up to an aggregate of $1.2 billion in Class A Shares and Class T Shares in the primary portion of the Follow-on Offering (up to $660.0 million in Class A Shares and up to $540.0 million in Class T Shares) and an additional $300.0 million in shares of common stock pursuant to the Second Amended and Restated Distribution Reinvestment Plan (the “Second Amended and Restated DRIP”). Effective December 31, 2018, the primary portion of the Follow-On Offering was terminated, but the Company continued to issue Class A Shares and Class T Shares pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering. On March 28, 2019, the Company registered an aggregate of $68,740,000 of Class A Shares and Class T Shares under the Second Amended and Restated DRIP (collectively with the Original DRIP and the First Amended and Restated DRIP, the “DRIP”) pursuant to a Registration Statement on Form S-3 (Registration No. 333-230566) filed with the U.S. Securities and Exchange Commission (the “SEC”) (the “S-3 Registration Statement”), which was declared effective on April 5, 2019 (the “DRIP Offering,” and collectively with the Initial Offering and the Follow-on Offering, the “Offerings”). As of April 30, 2019, the Company ceased issuing shares in the Follow-on Offering and had sold a total of $73.3 million of Class A Shares and Class T Shares, including $53.9 million ($32.9 million in Class A Shares and $21.0 million in Class T Shares) sold to the public pursuant to the primary portion of the Follow-on Offering and $19.4 million ($17.4 million in Class A Shares and $2.0 million in Class T Shares) sold pursuant to the DRIP. The unsold Class A Shares and Class T Shares in the Follow-on Offering of $1.4 billion in the aggregate were subsequently deregistered. The Company began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and continued to issue shares under the DRIP Offering until, on August 30,

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

2020, the Board suspended the DRIP Offering in connection with the entry of the Company into the Merger Agreement (as defined below).
The Board establishes an updated estimated per share net asset value (“NAV”) of the Company’s common stock on at least an annual basis for purposes of assisting broker-dealers that participated in the Offering in meeting their customer account reporting obligations under Financial Industry Regulatory Authority Rule 2231. Distributions are reinvested in shares of the Company’s common stock under the DRIP at the estimated per share NAV as determined by the Board. Additionally, the estimated per share NAV as determined by the Board serves as the per share NAV for purposes of the share redemption program. As of September 30, 2020, the estimated per share NAV was $18.96 per share for both Class A Shares and Class T Shares, which was established on August 12, 2020 using a valuation date of June 30, 2020. Commencing on August 14, 2020, $18.96 served as the per share NAV for both Class A Shares and Class T Shares under the Second Amended and Restated DRIP. The Board previously established a per share NAV as of February 29, 2016, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, March 31, 2020 and June 30, 2020. The Company’s estimated per share NAVs are not audited or reviewed by its independent registered public accounting firm. Given the relative stability of the Company’s rent collections and the per share NAV for the quarters ended March 31, 2020 and June 30, 2020, the Board determined that it is in the best interests of the Company and its stockholders to cease incurring the additional costs associated with quarterly valuations and return to updating the Company’s per share NAV on an annual basis in accordance with its valuation policies.
Pending Merger with CMFT
On August 30, 2020, the Company, CMFT and Thor V Merger Sub, LLC, a wholly owned subsidiary of CMFT (“Merger Sub”), entered into an Agreement and Plan of Merger (as subsequently amended on each of October 22, 2020, October 24, 2020 and October 29, 2020, the “Merger Agreement”). Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly owned subsidiary of CMFT. In accordance with the applicable provisions of the Maryland General Corporation Law (the “MGCL”), the separate existence of the Company shall cease at the effective time of the Merger.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding Class A Share and Class T Share will be converted into the right to receive 2.892 shares of CMFT’s common stock, $0.01 par value per share (the “CMFT Common Stock”), subject to the treatment of fractional shares in accordance with the Merger Agreement (the “Merger Consideration”). At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding Class A Share granted under the Company’s 2018 Equity Incentive Plan, whether vested or unvested, will be cancelled in exchange for an amount equal to the Merger Consideration.
The Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company’s and CMFT’s respective businesses during the period between the execution of the Merger Agreement and the completion of the Merger, subject to certain exceptions.
Pursuant to the terms of the Merger Agreement, the Company had a “go shop” period that ended on 11:59 p.m. New York City time on October 7, 2020 (the “Go Shop Period End Time”) during which the Company and its subsidiaries and representatives could initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions. Following the Go Shop Period End Time, the Company and its subsidiaries and representatives may not solicit, provide information or enter into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions set forth in the Merger Agreement.
The Merger Agreement also provides that prior to the Stockholder Approval (as defined below), the Board may, under specified circumstances, make an Adverse Recommendation Change (as defined in the Merger Agreement), including withdrawing its recommendation of the Merger, subject to complying with certain conditions set forth in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances, including by either the Company or CMFT if the Merger has not been consummated on or before 11:59 p.m. New York time on May 30, 2021 (the “Outside Date”), if a final and non-appealable order is entered permanently restraining or otherwise prohibiting the transactions contemplated by the Merger Agreement, if the Stockholder Approval has not been obtained at the Stockholders Meeting (as defined in the Merger Agreement) or upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the Merger Agreement not to be satisfied.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

In addition, the Company may terminate the Merger Agreement in order to enter into an “Alternative Acquisition Agreement” with respect to a “Superior Proposal” (each as defined in the Merger Agreement) at any time prior to receipt by the Company of the Stockholder Approval pursuant to and subject to the terms and conditions of the Merger Agreement.
CMFT may terminate the Merger Agreement at any time prior to the receipt of the Stockholder Approval, in certain limited circumstances, including upon (i) an Adverse Recommendation Change, (ii) a tender offer or exchange offer that is commenced which the Board fails to recommend against or (iii) a breach by the Company, in any material respect, of its obligations under the go shop or no solicitation provisions set forth in the Merger Agreement.
If the Merger Agreement is terminated because the Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal (as defined in the Merger Agreement) has been publicly announced or otherwise communicated to the Company’s stockholders prior to the Stockholders Meeting and (ii) within 12 months after the date of such termination (A) the Company consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of the Company’s equity or assets or (B) the Board recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 50% or more of the Company’s equity and such Acquisition Proposal is actually consummated, then the Company must pay CMFT a termination fee of $9.85 million and up to $1.79 million as reimbursement for CMFT’s Expenses (as defined in the Merger Agreement).
If the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then the Company must pay to CMFT a termination fee of $9.85 million and up to $1.79 million as reimbursement for CMFT’s Expenses, subject to certain exceptions set forth in the Merger Agreement.
The obligation of each party to consummate the Merger is subject to a number of customary conditions, including receipt of the approval of the Merger (and of an amendment to the Company’s charter that is required to consummate the Merger) by holders of a majority of the outstanding shares of the Company’s common stock entitled to vote thereon (the “Stockholder Approval”), delivery of certain documents and legal opinions, the truth and correctness of the representations and warranties of the parties (subject to the materiality standards contained in the Merger Agreement) and the absence of a CCPT V Material Adverse Effect or CMFT Material Adverse Effect (as each term is defined in the Merger Agreement).
On August 30, 2020, CMFT, CCIT III and Thor III Merger Sub, LLC, a wholly owned subsidiary of CMFT (“CCIT III Merger Sub”), entered into an Agreement and Plan of Merger as subsequently amended on November 3, 2020, (as subsequently amended on November 3, 2020, the “CCIT III Merger Agreement”), pursuant to which CCIT III will be merged with and into CCIT III Merger Sub (the “CCIT III Merger”). Neither the Merger nor the CCIT III Merger is contingent upon the completion of the other.
On August 30, 2020, CMFT, CCIT II and Thor II Merger Sub, LLC, a wholly owned subsidiary of CMFT (“CCIT II Merger Sub”), entered into an Agreement and Plan of Merger (the “CCIT II Merger Agreement”), pursuant to which CCIT II would have merged with and into CCIT II Merger Sub, with CCIT II Merger Sub surviving the merger as the surviving entity such that following the merger, the surviving entity would have continued as a wholly owned subsidiary of CMFT. The CCIT II Merger Agreement was subsequently terminated on October 29, 2020 and, as a result, all provisions of the Merger Agreement relating to CCIT II or the CCIT II Merger Agreement are no longer applicable.
Concurrently with the entry into the Merger Agreement, the Company and CR V Management entered into a letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the advisory agreement between the Company and CR V Management (the “Advisory Agreement”) will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, CR V Management agreed to waive any subordinated performance fee or disposition fee (as described in Note 10 — Related-Party Transactions and Arrangements) it otherwise would be entitled to pursuant to the Advisory Agreement related to the Merger. In the event the Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.
In connection with the contemplated Merger, on August 30, 2020, the Board approved the suspension of the DRIP Offering, and, therefore, distributions paid after that date will be paid in cash to all stockholders unless and until the DRIP Offering is reinstated. Additionally, on August 30, 2020, the Board approved the suspension of the Company’s share redemption program, and, therefore, no shares will be redeemed from the Company’s stockholders after that date unless and until the share redemption program is reinstated.
On August 30, 2020, the Board approved and adopted the Amended and Restated Bylaws of the Company (the “Amended and Restated Bylaws”) to provide that (i) the Circuit Court for Baltimore City, Maryland, or, if that court does not have

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (A) any derivative action or proceeding brought on behalf of the Company, (B) any action asserting a claim of breach of any duty owed by a director or officer or other employee of the Company to the Company or its stockholders or asserting a claim of breach of any standard of conduct set forth in the MGCL, (C) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the MGCL, the charter of the Company or the bylaws of the Company, or (D) any action asserting a claim against the Company or any director or officer or other employee of the Company that is governed by the internal affairs doctrine and (ii) the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933.
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
Reclassifications
Certain amounts in the Company’s prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. The reclassification had no effect on previously reported totals or subtotals.
The Company is separately presenting the recoveries for uncollectable lease-related receivables of $15,000 for the nine months ended September 30, 2019, which was previously included in straight-line rental income, net in the condensed consolidated statements of cash flows.
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
September 30, 2020 (Unaudited) – (Continued)

Buildings	40 years
Site improvements	15 years
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lease term
Recoverability of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to: bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, lease concessions and other factors; a significant decrease in a property’s revenues due to lease terminations; vacancies; co-tenancy clauses; reduced lease rates; changes in anticipated holding periods; or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying amount of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying amount, the Company will adjust the real estate assets to their respective fair values and recognize an impairment loss. Generally, fair value will be determined using a discounted cash flow analysis and recent comparable sales transactions. During the nine months ended September 30, 2020, the Company recorded impairment charges of $52,000 related to one retail property, due to the carrying value being greater than the estimated fair value of the property. The Company’s impairment assessment as of September 30, 2020 was based on the most current information available to the Company, including expected holding periods. If the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company cannot provide any assurance that additional material impairment charges with respect to the Company’s real estate assets will not occur during 2020 or in future periods, particularly with respect to any negative impacts to the Company that may result from the economic disruptions caused by the current novel coronavirus (“COVID-19”) pandemic. If the effects of the COVID-19 pandemic cause economic and market conditions to continue to deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. As of September 30, 2020, the Company has not identified any further impairments resulting from the COVID-19 pandemic related impacts, including as a result of tenant requests for rent relief. The Company generally intends to hold its assets for the long-term; therefore, a temporary change in cash flows due to COVID-19 related impacts alone would not be an indicator of impairment. However, the Company has yet to see the long-term effects of the COVID-19 pandemic on the economy and the extent to which it may impact the Company’s tenants in the future. Indications of a tenant’s inability to continue as a going concern, changes in the Company’s view or strategy relative to a tenant’s business or industry as a result of the economic impacts of the COVID-19 pandemic, or changes in the Company’s long-term hold strategies, could be indicative of an impairment indicator. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether the carrying value of the Company’s real estate assets are recoverable. The assumptions and uncertainties utilized in the evaluation of the impairment of real estate assets are discussed in detail in Note 3 — Fair Value Measurements. See also Note 4 — Real Estate Assets for further discussion regarding real estate acquisition and disposition activity. During the nine months ended September 30, 2019, the Company recorded impairment charges of $502,000 related to one retail property, due to the carrying value being greater than the estimated fair value of the property.
Assets Held for Sale
When a real estate asset is identified by the Company as held for sale, the Company will cease recording depreciation and amortization of the assets related to the property and estimate its fair value, net of selling costs. If, in management’s opinion, the fair value, net of selling costs, of the asset is less than the carrying amount of the asset, an adjustment to the carrying amount is then recorded to reflect the estimated fair value of the property, net of selling costs. As of September 30, 2020, the Company identified one asset with a carrying value of $1.1 million as held for sale. There were no assets identified as held for sale as of December 31, 2019.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Disposition of Real Estate Assets
Gains and losses from dispositions are recognized once the various criteria relating to the terms of sale and any subsequent involvement by the Company with the asset sold are met. A discontinued operation includes only the disposal of a component of an entity and represents a strategic shift that has (or will have) a major effect on an entity’s financial results. There were no property dispositions during the nine months ended September 30, 2020. The disposition of seven properties during the nine months ended September 30, 2019 did not qualify for discontinued operations presentation, and, thus, the results of the properties that were sold will remain in operating income, and the associated gain from the dispositions is included in gain on disposition of real estate, net in the accompanying condensed consolidated statements of operations.
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
Restricted Cash
The Company had $392,000 and $456,000 in restricted cash as of September 30, 2020 and December 31, 2019, respectively. Included in restricted cash was $392,000 and $354,000 held by lenders in escrow accounts in accordance with the associated lender’s loan agreement as of September 30, 2020 and December 31, 2019, respectively. As of December 31, 2019, restricted cash also included $102,000 held by lenders in lockbox accounts. As part of certain debt agreements, rent from certain of the Company’s tenants is deposited directly into a lockbox account, from which the monthly debt service payments are disbursed to the lender and the excess funds are disbursed to the Company.
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
September 30, 2020 (Unaudited) – (Continued)

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
During the three and nine months ended September 30, 2020, the Company identified certain tenants where collection was no longer considered probable. For these tenants, the Company made the determination to record revenue on a cash basis and wrote off total outstanding receivables of $483,000 and $1.4 million for the three and nine months ended September 30, 2020, which included $88,000 and $195,000 related to certain tenant reimbursements. These write-offs reduced rental and other property income during the three and nine months ended September 30, 2020.
Earnings (Loss) and Distributions Per Share
The Company has two classes of common stock. Accordingly, the Company utilizes the two-class method to determine its earnings per share, which can result in different earnings per share for each of the classes. Under the two-class method, earnings per share of each class of common stock are computed by dividing the sum of the distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares for each class of common stock for the respective period. The distributed earnings to Class T Share common stockholders represents distributions declared less the distribution and stockholder servicing fees. Diluted income (loss) per share, when applicable, considers the effect of any potentially dilutive share equivalents, of which the Company had none for each of the three and nine months ended September 30, 2020 or 2019. Distributions per share are calculated based on the authorized monthly distribution rate. Prior to April 1, 2020, distributions were calculated based on the authorized daily distribution rate.
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
September 30, 2020 (Unaudited) – (Continued)

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
In April 2020, the FASB issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in ASC 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from COVID-19 related impacts. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.
The Company has elected to apply this guidance to avoid performing a lease by lease analysis for the lease concessions that (1) were granted as relief due to COVID-19 related impacts and (2) result in the cash flows remaining substantially the same or less than the original contract and will account for these lease concessions as if no changes were made to the leases. During the three and nine months ended September 30, 2020, the Company provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic on those tenants. As of September 30, 2020, the Company had granted rent deferrals of $718,000. The deferral of rental payments affects the timing, but not the amount, of the lease payments and resulted in an increase of $718,000 to the Company’s lease-related receivables balance as of September 30, 2020. Additionally, as of September 30, 2020, the Company had granted rental abatements of $55,000.
In addition, the Company entered into lease amendments during the three and nine months ended September 30, 2020 that provided for lease concessions, through rent abatements or rent deferrals, that represented substantive changes to the consideration in the original lease. These lease amendments extended the lease periods ranging from five months to 60 months. For these leases, the Company applied the lease modification accounting framework pursuant to ASC 842. As of September 30, 2020, these lease amendments resulted in rent abatements of $302,000 and deferred rental income of $118,000.
As of November 5, 2020, the Company has collected approximately 92% of rental payments billed to tenants during the three months ended September 30, 2020.
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
The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:
Credit facility and notes payable — The fair value is estimated by discounting the expected cash flows based on estimated borrowing rates available to the Company as of the measurement date. Current and prior period liabilities’ carrying and fair values exclude net deferred financing costs. These financial instruments are valued using Level 2 inputs. As of September 30, 2020, the estimated fair value of the Company’s debt was $368.6 million, compared to a carrying value of $369.3 million. The estimated fair value of the Company’s debt was $343.4 million as of December 31, 2019, compared to a carrying value on that date of $344.1 million.
Derivative instruments — The Company’s derivative instruments are comprised of interest rate swaps. All derivative instruments are carried at fair value and are valued using Level 2 inputs. The fair value of these instruments is determined using

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

interest rate market pricing models. In addition, credit valuation adjustments are incorporated into the fair values to account for the Company’s potential nonperformance risk and the performance risk of the respective counterparties.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with those derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, upon disposition of the financial assets and liabilities. As of September 30, 2020 and December 31, 2019, there have been no transfers of financial assets or liabilities between fair value hierarchy levels.
Items Measured at Fair Value on a Recurring Basis
In accordance with the fair value hierarchy described above, the following tables show the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Financial liabilities:
Interest rate swaps	$(10,456)	$—	$(10,456)	$—

	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Financial asset:
Interest rate swap	$50	$—	$50	$—
Financial liabilities:
Interest rate swaps	$(5,505)	$—	$(5,505)	$—
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
As discussed in Note 4 — Real Estate Assets, during the nine months ended September 30, 2020, real estate assets related to one retail property was deemed to be impaired, due to the carrying value being greater than the estimated fair value of the property, net of selling costs. The carrying value was reduced to an estimated fair value of $876,000 as a result of updated estimated selling costs, resulting in impairment charges of $52,000. During the nine months ended September 30, 2019, real estate assets related to one retail property were deemed to be impaired and their carrying values were reduced to an estimated fair value of $1.1 million, resulting in impairment charges of $502,000. The Company determined that the selling prices used to determine the fair values were Level 2 inputs.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following table presents the impairment charges by asset class recorded during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Asset class impaired:
Land	$16	$86
Buildings and improvements	36	195
Intangible lease assets	—	221
Total impairment loss	$52	$502
NOTE 4 — REAL ESTATE ASSETS
2020 Property Acquisitions
During the nine months ended September 30, 2020, the Company acquired two commercial properties for an aggregate purchase price of $9.7 million (the “2020 Asset Acquisitions”), which includes $308,000 of acquisition-related expenses that were capitalized. The Company funded the 2020 Asset Acquisitions with proceeds from borrowings during the nine months ended September 30, 2020.
The following table summarizes the purchase price allocation for the 2020 Asset Acquisitions purchased during the nine months ended September 30, 2020 (in thousands):

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
During the nine months ended September 30, 2020, one property with a carrying value of $928,000 was deemed to be impaired and its carrying value was reduced to an estimated fair value of $876,000, resulting in impairment charges of $52,000, which were recorded in the condensed consolidated statements of operations. See Note 3 — Fair Value Measurements for a further discussion on these impairment charges.
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
September 30, 2020 (Unaudited) – (Continued)

The following table summarizes the purchase price allocation for the 2019 Asset Acquisitions purchased during the nine months ended September 30, 2019 (in thousands):

2019 Asset Acquisitions
Land	$5,454
Buildings and improvements	14,037
Acquired in-place leases and other intangibles (1)	11,465
Intangible lease liability(2)	(316)
Total purchase price	$30,640
______________________

(1)	The weighted average amortization period for acquired in-place leases and other intangibles was 19.8 years.

(2)	The weighted average amortization period for acquired in-place leases and other intangibles was 14.9 years.
2019 Property Dispositions
During the nine months ended September 30, 2019, the Company disposed of six retail properties and one anchored shopping center for an aggregate gross sales price of $39.2 million, resulting in net proceeds of $38.1 million after closing costs and disposition fees due to CR V Management or its affiliates and a net gain of $685,000. The Company has no continuing involvement with these properties. The gain on sale of real estate is included in gain on disposition of real estate, net in the condensed consolidated statements of operations. The disposition of these properties does not qualify to be reported as discontinued operations since the dispositions do not represent a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the operating results of these disposed properties are reflected in the Company’s results from continuing operations for all periods presented through their respective dates of disposition. During the nine months ended September 30, 2020, the Company did not dispose of any properties.
2019 Impairment
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
NOTE 5 — INTANGIBLE LEASE ASSETS AND LIABILITIES
Intangible lease assets and liabilities consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands, except weighted average life remaining):

	September 30, 2020	December 31, 2019
Intangible lease assets:
In-place leases and other intangibles, net of accumulated amortization of $27,323 and $23,013 respectively (with a weighted average life remaining of 11.1 years and 11.5 years, respectively)	$57,176	$61,035
Acquired above-market leases, net of accumulated amortization of $3,361 and $2,973, respectively (with a weighted average life remaining of 10.5 years and 10.8 years, respectively)	4,526	4,914
Total intangible lease assets, net	$61,702	$65,949
Intangible lease liabilities:
Acquired below-market leases, net of accumulated amortization of $2,618 and $2,359, respectively (with a weighted average life remaining of 8.2 years and 8.7 years, respectively)	$2,948	$3,275
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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

The following table summarizes the amortization related to the intangible lease assets and liabilities for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
In-place lease and other intangible amortization	$1,534	$1,542	$4,548	$4,574
Above-market lease amortization	$127	$139	$388	$429
Below-market lease amortization	$107	$124	$326	$422
The following table summarizes the estimated amortization relating to the intangible lease assets and liabilities subsequent to September 30, 2020 (in thousands):

	Amortization
	In-Place Leases and Other Intangibles	Above-Market Leases	Below-Market Leases
Remainder of 2020	$1,494	$127	$106
2021	5,946	499	414
2022	5,762	488	333
2023	5,460	478	321
2024	5,048	388	287
Thereafter	33,466	2,546	1,487
Total	$57,176	$4,526	$2,948
NOTE 6 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, the Company uses certain types of derivative instruments for the purpose of managing or hedging its interest rate risk. As of September 30, 2020, the Company had three interest rate swap agreements. The following table summarizes the terms of the Company’s interest rate swap agreements designated as hedging instruments as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

		Balance Sheet Location	Outstanding Notional Amount as of	Interest Rate (1)	Effective Date	Maturity Date	Fair Value of Liabilities as of
			September 30, 2020				September 30, 2020	December 31, 2019
Interest Rate Swaps	(2)	Derivative liabilities, deferred rental income and other liabilities	$241,100	3.49% to 4.50%	1/15/2016 to 4/25/2019	2/1/2021 to 3/27/2023	$(10,456)	$(5,505)
______________________
(1) The interest rates consist of the underlying index swapped to a fixed rate and the applicable interest rate spread as of September 30, 2020.
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
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges in order to hedge the variability of the anticipated cash flows on its variable rate debt. The change in fair value of the derivative instruments that are designated as hedges is recorded in other comprehensive income (loss), with a portion of the amount subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. For the three and nine months ended September 30, 2020, the amount of losses reclassified from other comprehensive income (loss) as an increase to interest expense was $1.4 million and $3.0 million, respectively. For the three months ended September 30, 2019, the amount of loss reclassified from other comprehensive income (loss) as an increase to interest expense was $97,000. For the nine months ended September 30, 2019 the amount of gain reclassified from other comprehensive income (loss) as a decrease to interest expense

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

was $269,000. The total unrealized loss on interest rate swaps of $10.5 million and $5.5 million as of September 30, 2020 and December 31, 2019, respectively, is included in accumulated other comprehensive (loss) income in the accompanying condensed consolidated statement of stockholders’ equity. During the next 12 months, the Company estimates that $5.3 million will be reclassified from other comprehensive income (loss) as an increase to interest expense. The Company includes cash flows from interest rate swap agreements in cash flows provided by operating activities on its condensed consolidated statements of cash flows, as the Company’s accounting policy is to present cash flows from hedging instruments in the same category in its condensed consolidated statements of cash flows as the category for cash flows from the hedged items.
The Company has agreements with each of its derivative counterparties that contain provisions whereby, if the Company defaults on certain of its unsecured indebtedness, the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at an aggregate termination value, inclusive of interest payments, of $10.5 million, which includes accrued interest, at September 30, 2020. In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the credit quality of the Company and the respective counterparty. There were no termination events or events of default related to the interest rate swaps as of September 30, 2020.
NOTE 7 — CREDIT FACILITY AND NOTES PAYABLE
As of September 30, 2020, the Company had $368.1 million of debt outstanding, including net deferred financing costs, with a weighted average years to maturity of 2.1 years and a weighted average interest rate of 3.8%. The weighted average years to maturity is computed using the scheduled repayment date as specified in each loan agreement where applicable. The weighted average interest rate is computed using the interest rate in effect until the scheduled repayment date. Should a loan not be repaid by its scheduled repayment date, the applicable interest rate will increase as specified in the respective loan agreement until the extended maturity date.
The following table summarizes the debt balances as of September 30, 2020 and December 31, 2019, and the debt activity for the nine months ended September 30, 2020 (in thousands):

		During the Nine Months Ended September 30, 2020
	Balance as of December 31, 2019	Debt Issuance, Net (1)	Repayments and Modifications	Accretion	Balance as of September 30, 2020
Credit facility	$251,500	$32,500	$(7,000)	$—	$277,000
Fixed rate debt	92,600	—	(288)	—	92,312
Total debt	344,100	32,500	(7,288)	—	369,312
Deferred costs – credit facility (2)	(1,302)	—	—	305	(997)
Deferred costs – fixed rate debt	(287)	—	—	116	(171)
Total debt, net	$342,511	$32,500	$(7,288)	$421	$368,144
______________________
(1) Includes deferred financing costs incurred during the period.
(2) Deferred costs related to the term portion of the Credit Facility, as defined below.
Notes Payable
As of September 30, 2020, the fixed rate debt outstanding of $92.3 million included $21.1 million of variable rate debt that is fixed through interest rate swap agreements, which has the effect of fixing the variable interest rate per annum through the maturity date of the variable rate debt. The fixed rate debt has interest rates ranging from 3.5% to 4.5% per annum. The fixed rate debt outstanding matures on various dates from February 2021 to December 2024. With respect to the remaining $67.6 million of debt maturing within the next 12 months following the date these financial statements are issued, the Company believes cash on hand, net cash provided by operations, borrowings available under the Credit Facility or the entry into new financing arrangements will be sufficient in order to meet its debt obligations as they become due. The aggregate balance of gross real estate assets, net of gross intangible lease liabilities, securing the fixed rate debt outstanding was $157.2 million as of September 30, 2020. Each of the mortgage notes payable comprising the fixed rate debt is secured by the respective properties on which the debt was placed.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

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
Depending upon the type of loan specified and overall leverage ratio, the Credit Facility bears interest at (i) the one-month, two-month, three-month or six-month LIBOR multiplied by the statutory reserve rate (the “Adjusted LIBO Rate”) for the interest period plus an applicable rate ranging from 1.30% to 1.70%; or (ii) a base rate ranging from 0.30% to 0.70%, plus the greater of: (a) JPMorgan Chase’s Prime Rate (as defined in the Credit Agreement); (b) the NYFRB Rate (as defined in the Credit Agreement) plus 0.50%; or (c) the Adjusted LIBO Rate for a period of one month plus 1.0%. As of September 30, 2020, the amounts outstanding under the Revolving Loans totaled $57.0 million at a weighted average interest rate of 1.9%. As of September 30, 2020, the amounts outstanding under the Term Loans totaled $220.0 million, all of which was subject to interest rate swap agreements (the “Swapped Term Loan”). The interest rate swap agreements had the effect of fixing the Adjusted LIBO Rate per annum of the Swapped Term Loan at an all-in rate of 4.2%. The Company had $277.0 million of debt outstanding under the Credit Facility as of September 30, 2020 at a weighted average interest rate of 3.7% and $73.0 million in unused capacity, subject to borrowing availability. The Company had available borrowings of $1.5 million as of September 30, 2020.
The Credit Agreement contains provisions with respect to covenants, events of default and remedies customary for facilities of this nature. In particular, the Credit Agreement requires the Company to maintain a minimum consolidated net worth not less than $225.0 million plus 75% of the equity interests issued by the Company, a net leverage ratio less than or equal to 60%, a fixed charge coverage ratio equal to or greater than 1.50, an unsecured debt to unencumbered asset value ratio equal to or less than 60%, an unsecured debt service coverage ratio greater than 1.75, a secured debt ratio equal to or less than 40% and recourse debt not greater than 15% of total asset value. The Company believes it was in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under the Company’s various fixed and variable rate debt agreements, as of September 30, 2020.
Maturities
The following table summarizes the scheduled aggregate principal repayments for the Company’s outstanding debt subsequent to September 30, 2020 (in thousands):

Principal Repayments
Remainder of 2020	$100
2021	68,009
2022	57,428
2023	220,448
2024	23,327
Thereafter	—
Total	$369,312

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

NOTE 8 — SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Common stock issued through distribution reinvestment plan	$3,365	$7,388
Distributions declared and unpaid	$1,309	$1,613
Change in accrued distribution and stockholder servicing fees	$(5)	$(1)
Accrued capital expenditures	$10	$—
Change in fair value of interest rate swaps	$(5,001)	$(6,531)
Supplemental Cash Flow Disclosures:
Interest paid	$10,607	$10,443
Cash paid for taxes	$141	$154
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
Merger Agreement
On August 30, 2020, the Company announced it had entered into the Merger Agreement with CMFT and Merger Sub. In the event the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, as defined in the Merger Agreement, the Company must pay to CMFT a termination fee of $9.85 million and up to $1.79 million as reimbursement for CMFT’s Expenses, subject to certain exceptions set forth in the Merger Agreement. If the Merger Agreement is terminated because the Merger was not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an Acquisition Proposal has been publicly announced or otherwise communicated to the Company’s stockholders prior to the Stockholders Meeting and (ii) within 12 months after the date of such termination (A) the Company consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of the Company’s equity or assets or (B) the Board recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 50% or more of the Company’s equity and such Acquisition Proposal is actually consummated, then the Company must pay CMFT a termination fee of $9.85 million and up to $1.79 million as reimbursement for CMFT’s Expenses. No such fees were paid as of September 30, 2020.
NOTE 10 — RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS
The Company has incurred, and will continue to incur, commissions, fees and expenses payable to CR V Management and certain of its affiliates in connection with the Offerings and the acquisition, management and disposition of its assets.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

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
Other organization and offering expenses
All other organization and offering expenses associated with the sale of the Company’s common stock (excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) were paid by CR V Management or its affiliates and were reimbursed by the Company up to 2.0% of aggregate gross offering proceeds. A portion of the other organization and offering expenses may be considered to be underwriting compensation. As of September 30, 2020, CR V Management had paid organization and offering expenses in excess of 2.0% of aggregate gross offering proceeds in connection with the Offerings. These excess amounts were not included in the condensed consolidated financial statements of the Company because such amounts were not a liability of the Company as they exceeded 2.0% of gross proceeds from the Offerings. Since the Follow-on Offering has been terminated, these excess amounts will not be paid.
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
September 30, 2020 (Unaudited) – (Continued)

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
Advisory fees and expenses
Pursuant to the Advisory Agreement, the Company pays CR V Management a monthly advisory fee based upon the Company’s monthly average asset value, which, effective July 1, 2020, is based on the estimated market value of such assets used to determine the Company’s estimated per share NAV as of June 30, 2020, as discussed in Note 1 — Organization and Business, and for those assets acquired subsequent to June 30, 2020, is based on the purchase price. The monthly advisory fee is equal to the following amounts: (1) an annualized rate of 0.75% paid on the Company’s average asset value that is between $0 and $2.0 billion; (2) an annualized rate of 0.70% paid on the Company’s average asset value that is between $2.0 billion and $4.0 billion; and (3) an annualized rate of 0.65% paid on the Company’s average asset value that is over $4.0 billion. Starting in May 2019, one-third of this fee is paid to CR V Management in Class A Shares, which are issued at the most recently established NAV price. During the three and nine months ended September 30, 2020, approximately 8,000 and 52,000 Class A Shares, respectively, were issued for payment of advisory fees, which vested upon issuance, totaling $144,000 and $997,000, respectively, for the three and nine months ended September 30, 2020 in equity-based payments included in advisory fees and expenses in the condensed consolidated statements of operations. The Board has approved the payment of one-third of the monthly advisory fee in Class A Shares through December 2020.
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
Subordinated performance fees
The Company will pay a subordinated performance fee in connection with one of the following alternative events: (1) if the Company’s shares are listed on a national securities exchange, CR V Management, or its affiliates, will be entitled to a subordinated performance fee equal to 15.0% of the amount, if any, by which (i) the market value of the Company’s outstanding stock plus distributions paid by the Company prior to listing, exceeds (ii) the sum of the total amount of capital raised from stockholders and the amount of distributions necessary to generate a 6.0% annual cumulative, non-compounded return to stockholders; (2) if the Company is sold or its assets are liquidated, CR V Management will be entitled to a subordinated performance fee equal to 15.0% of the net sale proceeds remaining after stockholders have received, from regular

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

distributions plus special distributions paid from proceeds of such sale, a return of their net capital invested and a 6.0% annual cumulative, non-compounded return; or (3) upon termination of the advisory agreement with CR V Management, CR V Management may be entitled to a subordinated performance fee similar to the fee to which it would have been entitled had the portfolio been liquidated (based on an independent appraised value of the portfolio) on the date of termination. During the three and nine months ended September 30, 2020 and 2019, no subordinated performance fees were incurred related to any such events.
The Company incurred commissions, fees and expense reimbursements as shown in the table below for services provided by CR V Management and its affiliates related to the services described above during the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selling commissions	$—	$—	$—	$47
Dealer manager fees	$—	$—	$—	$27
Other organization and offering expenses	$—	$—	$—	$114
Distribution and stockholder servicing fees (1)	$87	$91	$263	$281
Acquisition fees and expenses	$—	$128	$235	$742
Disposition fees	$—	$44	$—	$326
Advisory fees and expenses	$1,643	$1,555	$4,911	$4,635
Operating expenses	$392	$247	$1,179	$966
______________________

(1)
Amounts are calculated for the respective period in accordance with the dealer manager agreement and exclude the estimated liability for future distribution and stockholder servicing fees payable to CCO Capital of $601,000 and $962,000 as of September 30, 2020 and 2019, respectively, which is included in due to affiliates in the condensed consolidated balance sheets with a corresponding decrease to capital in excess of par value.

Due to Affiliates
As of September 30, 2020 and December 31, 2019, $1.6 million and $1.8 million, respectively, were recorded for services and expenses incurred, but not yet reimbursed to CR V Management or its affiliates. The amounts are primarily for operating fees and expenses, and distribution and stockholder servicing fees payable to CCO Capital. These amounts were included in due to affiliates in the condensed consolidated balance sheets for such periods.
Termination Agreement
Concurrently with the entry into the Merger Agreement, the Company and CR V Management entered into the Termination Agreement, effective as of August 30, 2020. Pursuant to the Termination Agreement, the current Advisory Agreement will be terminated at the effective time of the Merger. Also pursuant to the Termination Agreement, CR V Management waived any subordinated performance fee or disposition fee it otherwise would be entitled to pursuant to the Advisory Agreement related to the Merger. In the event the Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.

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

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

NOTE 12 — STOCKHOLDERS’ EQUITY
Equity-Based Compensation
On August 10, 2018, the Board approved the adoption of the Company’s 2018 Equity Incentive Plan (the “Plan”), under which 400,000 of the Company’s shares of common stock were reserved for issuance and awards of 392,000 shares of common stock are available for future grant as of September 30, 2020.
As of September 30, 2020, the Company has granted awards of approximately 2,500 restricted Class A Shares to each of the independent members of the Board (approximately 7,600 restricted shares in aggregate) under the Plan. As of September 30, 2020, 3,600 of the restricted Class A Shares had vested based on one year of continuous service. The remaining 4,000 shares issued fully vested on October 1, 2020. The fair value of the Company’s share awards is determined using the Company’s per share NAV on the date of grant. Compensation expense related to these restricted Class A Shares is recognized over the vesting period. The Company recorded compensation expense of $20,000 and $59,000 for the three and nine months ended September 30, 2020 and 2019, respectively, related to these restricted Class A Shares, which is included in general and administrative expenses in the accompanying condensed consolidated statements of operations. All of the total compensation expense related to these restricted Class A Shares was recognized ratably over the period of service prior to October 1, 2020.
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
As of September 30, 2020, the leases had a weighted-average remaining term of 9.8 years. Certain leases include provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other negotiated terms and conditions. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of September 30, 2020, the future minimum rental income from the Company’s real estate assets under non-cancelable operating leases, assuming no exercise of renewal options for the succeeding five fiscal years and thereafter, was as follows (in thousands):

Future Minimum Rental Income
Remainder of 2020	$13,661
2021	47,121
2022	45,919
2023	44,527
2024	41,931
Thereafter	295,923
Total	$489,082
A certain amount of the Company’s rental and other property income is from tenants with leases which are subject to contingent rent provisions. These contingent rents are subject to the tenant achieving periodic revenues in excess of specified levels. For the three and nine months ended September 30, 2020 and 2019, the amount of the contingent rent earned by the Company was not significant.

COLE CREDIT PROPERTY TRUST V, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020 (Unaudited) – (Continued)

Rental and other property income during the three and nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed rental and other property income (1)	$11,708	$12,045	$34,916	$36,036
Variable rental and other property income (2)	1,603	1,743	4,914	5,087
Total rental and other property income	$13,311	$13,788	$39,830	$41,123
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
NOTE 14 — SUBSEQUENT EVENTS
The following events occurred subsequent to September 30, 2020:
Property Dispositions
Subsequent to September 30, 2020, the Company disposed of two retail properties for a gross sales price of $2.3 million, resulting in net proceeds of $2.2 million after closing costs and disposition fees due to CR V Management or its affiliates, and a gain of approximately $203,000. The Company has no continuing involvement with these properties.
Amendments to Merger Agreement
On October 22, 2020, the parties to the Merger Agreement entered into the First Amendment to Agreement and Plan of Merger, pursuant to which the Company was granted an extension under limited circumstances to timely deliver a CCPT V Change Notice (as defined in the Merger Agreement) in order for the Go Shop Termination Payment (as defined in the Merger Agreement) to be applicable in those circumstances.
On October 24, 2020, the parties to the Merger Agreement entered into the Second Amendment to Agreement and Plan of Merger, pursuant to which the Company was granted another extension under limited circumstances to timely deliver a CCPT V Change Notice in order for the Go Shop Termination Payment to be applicable in those circumstances.
On October 29, 2020, the parties to the Merger Agreement entered into Amendment No. 3 to Agreement and Plan of Merger, pursuant to which the Merger Agreement was amended to (i) increase the Exchange Ratio from 2.691 to 2.892 shares of CMFT Common Stock (as defined in the Merger Agreement) for each share of the Company’s common stock (with such ratio subject to adjustments in accordance with the terms and conditions of the Merger Agreement), (ii) increase the amount of the Full Termination Payment (as defined in the Merger Agreement) from $9.17 million to $9.85 million and (iii) increase the maximum amount of Expenses (as defined in the Merger Agreement) payable by either CMFT or the Company to the other in connection with certain terminations of the Merger Agreement from $1.67 million to $1.79 million.
Registration Statement on Form S-4
In connection with the Merger, CMFT filed a registration statement on Form S-4 (File No. 333-249294), declared effective by the SEC on November 10, 2020, that includes a proxy statement of the Company and that also constitutes a prospectus of CMFT. The Merger is currently anticipated to close by year end 2020.

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
Certain statements regarding future estimates and expectations may not be applicable to the extent the Merger (as defined herein) is completed.

Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” (within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by the use of words such as “may,” “will,” “seek,” “expects,” “anticipates,” “believes,” “targets,” “intends,” “should,” “estimates,” “could,” “continue,” “assume,” “projects,” “plans” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. In addition, these risks and uncertainties include those associated with (i) the scope, severity and duration of the current pandemic of COVID‑19 and actions taken to contain the pandemic or mitigate its impact, (ii) the potential adverse effect of the COVID-19 pandemic on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets, among others, and (iii) general economic, market and other conditions. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of changes in underlying assumptions or new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law. The forward-looking statements should be read in light of the risk factors identified in Item 1A — Risk Factors of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.
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

•	We are subject to risks associated with bankruptcies or insolvencies of tenants or from tenant defaults generally.

•	We have substantial indebtedness, which may affect our ability to pay distributions and expose us to interest rate fluctuation risk and the risk of default under our debt obligations.

•	We are subject to risks associated with the incurrence of additional secured or unsecured debt.

•	We may not be able to maintain profitability.

•	We may not generate cash flows sufficient to pay our distributions to stockholders or meet our debt service obligations.

•	Our continued compliance with debt covenants depends on many factors and could be impacted by current or future economic conditions associated with the COVID-19 pandemic.

•	We may be affected by risks resulting from losses in excess of insured limits.

•	We may fail to remain qualified as a REIT for U.S. federal income tax purposes.

•	Our advisor has the right to terminate the Advisory Agreement upon 60 days’ written notice without cause or penalty.
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
Effective December 31, 2018, the primary portion of the Offering was terminated, but we continued to issue Class A Shares and Class T Shares pursuant to the Second Amended and Restated DRIP portion of the Follow-on Offering. On March 28, 2019, we registered an aggregate of $68,740,000 of Class A Shares and Class T Shares for the DRIP Offering pursuant to the S-3 Registration Statement filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Follow-on Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Follow-on Offering of $1.4 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and continued to issue shares under the DRIP Offering until, on August 30, 2020, the Board suspended the DRIP Offering in connection with the entry of the Company into the Merger Agreement.
Our operating results and cash flows are primarily influenced by rental and other property income from our commercial properties, interest expense on our indebtedness and acquisition and operating expenses. As 98.1% of our rentable square feet was under lease as of September 30, 2020 (including any month-to-month agreements) with a weighted average remaining lease term of 9.8 years, we believe our exposure to changes in commercial rental rates on our portfolio is substantially mitigated, except for vacancies caused by tenant bankruptcies or other factors, including due to circumstances related to the COVID-19 pandemic. Our advisor regularly monitors the creditworthiness of our tenants by reviewing each tenant’s financial results, any available credit rating agency reports on the tenant or guarantor, the operating history of the property with such tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment and other information for changes and possible trends. If our advisor identifies significant changes or trends that may adversely affect the creditworthiness of a tenant, it will gather a more in-depth knowledge of the tenant’s financial condition and, if necessary, attempt to mitigate the tenant credit risk by evaluating the possible sale of the property, or identifying a possible replacement tenant should the current tenant fail to perform on the lease.

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
During the three and nine months ended September 30, 2020, we provided lease concessions, either in the form of rental deferrals or abatements, to certain tenants in response to the impact of the COVID-19 pandemic. As of September 30, 2020, we granted total rent deferrals with an aggregate deferral amount of $836,000. Additionally, as of September 30, 2020, we granted rent abatements to tenants with an abatement amount of $357,000.
As of November 5, 2020, we have collected approximately 92% of rental payments billed to tenants during the three months ended September 30, 2020. Additionally, as of November 5, 2020, we have collected 95% of October 2020 rental payments billed to tenants.
We are actively managing our response to the COVID-19 pandemic in collaboration with our tenants and business partners and are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. Given the relative stability of the Company’s rent collections and the per share NAV for the quarters ended March 31, 2020 and June 30, 2020, the Board determined that it is in the best interests of the Company and its stockholders to cease incurring the additional costs associated with quarterly valuations and return to updating the Company’s per share NAV on an annual basis in accordance with its valuation policies. Further, in order to manage the financial health of the Company, our Board is making its determinations with respect to the declaration of distributions on a monthly, instead of quarterly basis, and has approved and adopted an amended and restated distribution reinvestment plan (the “Amended DRIP”) and an amended and restated share redemption program (the “Amended Share Redemption Program”) that, among other changes, provides that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. In connection with the contemplated Merger, on August 30, 2020, the Board approved the suspension of the Amended DRIP and the Amended Share Redemption Program.
For further information regarding the impact of the COVID-19 pandemic on the Company, see Part II, Item 1A titled “Risk Factors.”
Pending Merger with CMFT
On August 30, 2020, we, CMFT and Merger Sub entered into the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub with Merger Sub surviving the Merger, such that following the Merger, the surviving entity will continue as a wholly owned subsidiary of CMFT. In accordance with the applicable provisions of the MGCL, our separate existence shall cease at the effective time of the Merger.
At the effective time of the Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our common stock, $0.01 par value per share, will be converted into the right to receive 2.892 shares of CMFT’s common stock, $0.01 par value per share, subject to the treatment of fractional shares in accordance with the Merger Agreement.
On August 30, 2020, CMFT, CCIT III and CCIT III Merger Sub entered into the CCIT III Merger Agreement, pursuant to which CCIT III will be merged with and into CCIT III Merger Sub. Neither the Merger nor the CCIT III Merger is contingent upon the completion of the other.
The combined company after the Merger and the CCIT III Merger will retain the name CIM Real Estate Finance Trust, Inc. Each of the Merger and the CCIT III Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).
For additional information on the Merger, see Note 1 — Organization and Business to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q and our Current Reports on Form 8-K filed with the SEC on August 31, 2020, October 28, 2020 and November 2, 2020.

Operating Highlights and Key Performance Indicators
2020 Activity

•	Acquired two commercial properties for an aggregate purchase price of $9.7 million.

•	Increased total debt by $25.2 million, from $344.1 million to $369.3 million.
Portfolio Information
As of September 30, 2020, we owned 150 properties, comprising approximately 3.4 million rentable square feet of commercial space located in 34 states, which were 98.1% leased, including any month-to-month agreements, with a weighted average remaining lease term of 9.8 years. As of September 30, 2020, one of our tenants, Walgreens, accounted for 10% of our 2020 annualized rental income. As of September 30, 2020, we had certain geographic concentrations in our property holdings. In particular, as of September 30, 2020, 23 of our properties were located in Texas, accounting for 14% of our 2020 annualized rental income. In addition, we had tenants in the discount store, grocery, sporting goods and pharmacy industries, which accounted for 13%, 13%, 11%, and 11% respectively, of our 2020 annualized rental income. The following table shows the property statistics of our real estate assets as of September 30, 2020 and 2019:

	As of September 30,
	2020	2019
Number of commercial properties	150	148
Rentable square feet (in thousands) (1)	3,449	3,415
Percentage of rentable square feet leased	98.1%	98.5%
Percentage of investment-grade tenants (2)	34.1%	34.3%
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.

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

The following table summarizes our real estate acquisition activity during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial properties acquired	—	1	2	14
Purchase price of acquired properties (in thousands)	$—	$5,308	$9,718	$30,640
Rentable square feet of acquired properties (in thousands) (1)	—	16	33	110
______________________

(1)	Includes square feet of buildings on land parcels subject to ground leases.
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
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Three Months Ended September 30,
	2020	2019	Change
Net (loss) income	$(764)	$790	$(1,554)
Interest expense and other, net	3,745	3,624	121
Operating income	2,981	4,414	(1,433)

Gain on disposition of real estate, net	—	(150)	150
Impairment	—	502	(502)
Depreciation and amortization	4,740	4,683	57
Transaction-related	(15)	7	(22)
Merger-related expenses	954	—	954
Advisory fees and expenses	1,643	1,555	88
General and administrative expenses	1,037	814	223
Net operating income	$11,340	$11,825	$(485)
A total of 147 properties were acquired before July 1, 2019 and represent our “same store” properties during the three months ended September 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired or disposed of on or after July 1, 2019. The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$13,311	$13,788	$(477)	$13,040	$13,694	$(654)	$271	$94	$177

Property operating expenses	925	839	86	895	839	56	30	—	30
Real estate tax expenses	1,046	1,124	(78)	1,041	1,124	(83)	5	—	5
Total property operating expenses	1,971	1,963	8	1,936	1,963	(27)	35	—	35

Net operating income	$11,340	$11,825	$(485)	$11,104	$11,731	$(627)	$236	$94	$142
Interest Expense and Other, Net
The increase in interest expense and other, net of $121,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the average aggregate amount of debt outstanding from $343.1 million as of September 30, 2019, as compared to $369.3 million as of September 30, 2020.

Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $150,000 for the three months ended September 30, 2019. The gain recorded was due to the disposition of one retail property during the three months ended September 30, 2019. No dispositions occurred during the three months ended September 30, 2020.
Impairments
The decrease in impairment charges of $502,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to management identifying one retail property with a carrying value greater than the estimated fair value, net of selling costs, during the three months ended September 30, 2019. There were no assets impaired during the three months ended September 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $57,000 for the three months ended September 30, 2020, compared to the same period in 2019, was primarily due to the acquisition and management of two additional properties subsequent to September 30, 2019.
Transaction-Related
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
Transaction-related remained generally consistent for the three months ended September 30, 2020, compared to the same period in 2019.
Merger-Related Expenses
In connection with the contemplated Merger, we incurred consulting fees of $954,000 during the three months ended September 30, 2020. No such fees were incurred during the three months ended September 30, 2019.
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
Advisory fees and expenses remained generally consistent for the three months ended September 30, 2020, compared to the same period in 2019.
General and Administrative Expenses
The primary general and administrative expense items are certain expense reimbursements to our advisor, accounting and other professional fees, transfer agent fees and Board costs.
The increase in general and administrative expenses of $223,000 during the three months ended September 30, 2020, as compared to the same period in 2019, was primarily due to increases in expense reimbursements to our advisor during the three months ended September 30, 2020.

Net Operating Income
Same store property net operating income decreased $627,000 during the three months ended September 30, 2020, as compared to the same period in 2019. Due to the impact of the COVID-19 pandemic, there was a reduction in rental and other property income for amounts deemed not probable of collection at seven properties, which totaled $689,000 for three months ended September 30, 2020, as compared to the same period in 2019.
Non-same store property net operating income increased $142,000 during the three months ended September 30, 2020, as compared to the same period in 2019. The increase was primarily due to the acquisition and management of two additional income-producing properties subsequent to September 30, 2019.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table reconciles net income, calculated in accordance with GAAP, to net operating income (dollar amounts in thousands):

	For the Nine Months Ended September 30,
	2020	2019	Change
Net (loss) income	$(59)	$3,273	$(3,332)
Interest expense and other, net	11,250	10,857	393
Operating income	11,191	14,130	(2,939)

Gain on disposition of real estate, net	—	(685)	685
Impairment	52	502	(450)
Depreciation and amortization	14,106	14,047	59
Transaction-related	78	8	70
Merger-related expenses	954	—	954
Advisory fees and expenses	4,911	4,635	276
General and administrative expenses	3,058	2,774	284
Net operating income	$34,350	$35,411	$(1,061)
A total of 134 properties were acquired before January 1, 2019 and represent our “same store” properties during the nine months ended September 30, 2020 and 2019. “Non-same store” properties, for purposes of the table below, includes properties acquired on or disposed of after January 1, 2019.
The following table details the components of net operating income broken out between same store and non-same store properties (dollar amounts in thousands):

	Total			Same Store			Non-Same Store
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change	2020	2019	Change
Rental and other property income	$39,830	$41,123	$(1,293)	$37,635	$39,266	$(1,631)	$2,195	$1,857	$338

Property operating expenses	2,323	2,491	(168)	2,279	2,429	(150)	44	62	(18)
Real estate tax expenses	3,157	3,221	(64)	3,143	3,180	(37)	14	41	(27)
Total property operating expenses	5,480	5,712	(232)	5,422	5,609	(187)	58	103	(45)

Net operating income	$34,350	$35,411	$(1,061)	$32,213	$33,657	$(1,444)	$2,137	$1,754	$383
Interest Expense and Other, Net
The increase in interest expense and other, net of $393,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in the average outstanding debt balance from $343.1 million as of September 30, 2019, as compared to $361.9 million as of September 30, 2020.

Gain on Disposition of Real Estate, Net
Gain on disposition of real estate, net was $685,000 for the nine months ended September 30, 2019. The gain recorded was due to the disposition of six retail properties and one anchored shopping center during the nine months ended September 30, 2019. No dispositions occurred during the nine months ended September 30, 2020.
Impairments
The decrease in impairment charges of $450,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to management identifying one retail property with a carrying value greater than the estimated fair value, net of selling costs, which resulted in impairment charges of $502,000 during the nine months ended September 30, 2019, compared to management identifying one retail property with a carrying value greater than the estimated fair value, net of selling costs, which resulted in impairment charges of $52,000 during the nine months ended September 30, 2020.
Depreciation and Amortization
The increase in depreciation and amortization expenses of $59,000 for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to the acquisition and management of two additional properties subsequent to September 30, 2019, as well as recognizing a full period of depreciation expense on the 14 properties acquired during the nine months ended September 30, 2019.
Transaction-Related
The increase in transaction-related of $70,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to an increase in expenses related to terminated transactions.
Merger-Related Expenses
In connection with the contemplated Merger, we incurred consulting fees of $954,000 during the nine months ended September 30, 2020. No such fees were incurred during the nine months ended September 30, 2019.
Advisory Fees and Expenses
The increase in advisory fees and expenses of $276,000 for the nine months ended September 30, 2020, compared to the same period in 2019, was primarily due to an increase in average invested assets to $682.3 million for the nine months ended September 30, 2020, as compared to $678.2 million for the nine months ended September 30, 2019.
General and Administrative Expenses
The increase in general and administrative expenses of $284,000 during the nine months ended September 30, 2020, as compared to the same period in 2019, was primarily due to increases in expense reimbursements to our advisor during the nine months ended September 30, 2020.
Net Operating Income
Same store property net operating income decreased $1.4 million during the nine months ended September 30, 2020, as compared to the same period in 2019. Due to the impact of the COVID-19 pandemic, there was a reduction in rental and other property income for amounts deemed not probable of collection at nine properties, which accounted for $1.2 million of the net decrease in net operating income for nine months ended September 30, 2020, as compared to the same period in 2019.
Non-same store property net operating income increased $383,000 during the nine months ended September 30, 2020, as compared to the same period in 2019. The increase is primarily due to the acquisition and management of two additional income-producing properties subsequent to September 30, 2019, as well as recognizing a full period of net operating income on the 14 properties acquired during the nine months ended September 30, 2019.

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
After April 1, 2020, on a monthly basis, our Board has authorized a monthly distribution amount. On August 30, 2020, in connection with the Merger, our Board suspended the DRIP Offering, and, therefore, further distributions will be paid in cash to all stockholders unless and until we reinstate the DRIP Offering. Our Board authorized the following monthly distribution amounts per share for the periods indicated below:

Record Date	Distribution Amount (1)
April 30, 2020	$0.0200
May 31, 2020	$0.0200
June 30, 2020	$0.0413
July 30, 2020	$0.0560
August 28, 2020	$0.0789
September 29, 2020	$0.0789
October 29, 2020	$0.0789
November 27, 2020	$0.0789
______________________

(1)	Less the per share distribution and stockholder servicing fees that are payable with respect to Class T Shares (as calculated on a daily basis).
As of September 30, 2020, we had distributions payable of $1.3 million.
The following table presents distributions and sources of distributions for the periods indicated below (dollar amounts in thousands):

	Nine Months Ended September 30,
	2020		2019
	Amount	Percent	Amount	Percent
Distributions paid in cash	$6,715	67%	$9,554	56%
Distributions reinvested	3,365	33%	7,388	44%
Total distributions	$10,080	100%	$16,942	100%

Sources of distributions:
Net cash provided by operating activities (1)	$10,080	100%	$16,942	100%
Total sources	$10,080	100%	$16,942	100%

(1) Net cash provided by operating activities was $12.2 million and $16.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Share Redemptions
Our share redemption program permits our stockholders to sell their shares of common stock back to us, subject to certain conditions and limitations. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Any material modifications or suspension of the share redemption program will be disclosed to our stockholders as promptly as practicable in our reports filed with the SEC and via our website. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the Merger, on August 30, 2020, our Board suspended our share redemption program, and therefore, no shares will be redeemed from our stockholders after that date unless and until the share redemption program is reinstated. Management, in its discretion, limited the amount of shares redeemed for the nine months ended September 30, 2020 to an amount equal to the proceeds we received from the sale of shares pursuant to the DRIP during the respective period. During the nine months ended September 30, 2020, we received valid redemption requests under our share redemption program totaling approximately 2.3 million shares, of which we redeemed approximately 143,000 shares as of September 30, 2020 for $2.8 million (at an average redemption price of $19.29 per share). The remaining redemption requests relating to approximately 2.2 million shares went unfulfilled. A valid redemption request is one that complies with the applicable requirements and guidelines of our current share redemption program then in effect. The share redemptions were funded with proceeds from the DRIP.
Liquidity and Capital Resources
General
We are continuing to closely monitor the outbreak of COVID-19 and its impact on our business, tenants, operating partners and the economy as a whole. The COVID-19 pandemic has not had a material impact on our operations; however, we cannot estimate the ultimate magnitude and duration of the pandemic and its impact on our future operations and liquidity as of the filing date of our report. If the outbreak continues on its current trajectory, such impacts could be material.
We expect to utilize proceeds from real estate dispositions, cash flows from operations and future proceeds from secured or unsecured financing to complete future property acquisitions and for general corporate uses. The sources of our operating cash flows will primarily be provided by the rental and other property income received from current and future leased properties. Our Credit Facility provides for borrowings of up to $350.0 million, which is comprised of $220.0 million in Term Loans and up to $130.0 million in Revolving Loans. As of September 30, 2020, we had $73.0 million in unused capacity under the Credit Facility, subject to borrowing availability. We had available borrowings of $1.5 million as of September 30, 2020. As of September 30, 2020, we also had cash and cash equivalents of $19.1 million.
Subject to potential credit losses in the remainder of 2020 due to tenants that default on their leases, file bankruptcy and/or otherwise experience significant financial difficulty as a result of the COVID-19 pandemic, we expect to meet our short-term liquidity requirements through available cash, cash provided by property operations, proceeds from the DRIP Offering and borrowings from the Credit Facility or other sources. Additionally, given the impact of the COVID-19 pandemic, our Board has decided to make a determination as to the amount and timing of distributions on a monthly, instead of a quarterly, basis until such time that we have greater visibility into the impact that the COVID-19 pandemic will have on our property valuations. During the nine months ended September 30, 2020, our Board approved and adopted the Amended DRIP and the Amended Share Redemption Program that, among other changes, respectively provide that the Amended DRIP and the Amended Share Redemption Program may be suspended at any time by majority vote of the Board without prior notice if the Board believes such action is in the best interest of the Company and its stockholders. As discussed above, in connection with the contemplated Merger, on August 30, 2020, the Board approved the suspension of the Amended DRIP and the Amended Share Redemption Program.
As of September 30, 2020, we believe that we were in compliance with the financial covenants of the Credit Agreement, as well as the financial covenants under our various fixed and variable rate debt agreements. However, our continued compliance with these debt covenants depends on many factors and is impacted by the current and future economic conditions related to the COVID-19 pandemic and current tenant requests for rent relief.

On March 28, 2019, we registered an aggregate of $68,740,000 in shares of our common stock for the DRIP Offering pursuant to a Registration Statement on Form S-3 filed with the SEC, which was declared effective on April 5, 2019. We ceased issuing shares in the Offering on April 30, 2019. The unsold Class A Shares and Class T Shares in the Offering of $1.4 billion in the aggregate were subsequently deregistered. We began to issue Class A Shares and Class T Shares under the DRIP Offering on May 1, 2019 and continued to issue shares under the DRIP Offering, until, on August 30, 2020, the Board suspended the DRIP Offering in connection with the entry of the Company into the Merger Agreement.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of acquisition-related expenses, operating expenses, distributions to, and redemptions by, stockholders, and interest and principal on current and any future debt financings, including principal repayments of $21.5 million due within the next 12 months. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, as well as secured or unsecured borrowings from banks and other lenders to finance our future acquisitions. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than those described above within the next 12 months.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate assets and the payment of tenant improvements, acquisition-related expenses, operating expenses, distributions to, and redemptions by, stockholders and interest and principal on current and any future indebtedness. Generally, we expect to meet our long-term liquidity requirements through proceeds from net cash flows provided by operations, proceeds from the DRIP Offering, and from secured or unsecured borrowings from banks and other lenders.
We expect that substantially all net cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid; however, we have used, and may continue to use, other sources to fund distributions, as necessary, including proceeds from the Offerings, borrowings on our Credit Facility and/or future borrowings on our unencumbered assets. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties, distributions paid to our stockholders may be lower. We expect that substantially all net cash flows from the DRIP Offering or debt financings will be used to fund acquisitions, certain capital expenditures, repayments of outstanding debt or distributions to, and redemptions by, our stockholders.
Contractual Obligations
As of September 30, 2020, we had $369.3 million of debt outstanding with a weighted average interest rate of 3.8%. See Note 7 — Credit Facility And Notes Payable to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for certain terms of our debt outstanding.
Our contractual obligations as of September 30, 2020 were as follows (in thousands):

	Payments due by period (1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal payments – credit facility	$277,000	$—	$277,000	$—	$—
Interest payments – credit facility (2)	24,572	10,295	14,277	—	—
Principal payments – fixed rate debt (3)	92,312	21,505	47,366	23,441	—
Interest payments – fixed rate debt (4)	6,624	3,233	2,154	1,237	—
Total	$400,508	$35,033	$340,797	$24,678	$—
______________________

(1)	The table does not include amounts due to CR V Management or its affiliates pursuant to our Advisory Agreement because such amounts are not fixed and determinable.

(2)
As of September 30, 2020, the Term Loans outstanding totaled $220.0 million, all of which is subject to interest rate swap agreements. As of September 30, 2020, the weighted average interest rate for the Swapped Term Loan was 4.2%. The remaining $57.0 million outstanding under the Credit Facility had a weighted average interest rate of 1.9% as of September 30, 2020.

(3)	Principal payment amounts reflect actual payments based on the face amount of notes payable that are secured by our wholly-owned properties.

(4)
As of September 30, 2020, we had $21.1 million of variable rate debt effectively fixed through the use of interest rate swap agreements. We used the effective interest rates fixed under our interest rate swap agreements to calculate the debt payment obligations in future periods.

We expect to incur additional borrowings in the future to acquire additional properties and other real estate-related assets. There is no limitation on the amount we may borrow against any single improved property. Our borrowings will not exceed 75% of the cost of our gross assets (or 300% of net assets) as of the date of any borrowing, which is the maximum level of indebtedness permitted under the North American Securities Administrators Association Statement of Policy Regarding Real Estate Investment Trusts; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. Consistent with CR V Management’s approach toward the moderate use of leverage, our Board has adopted a policy to further limit our borrowings to 60% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to our stockholders in the next quarterly report along with a justification for such excess borrowing. As of September 30, 2020, our ratio of debt to total gross assets net of gross intangible lease liabilities was 53.7% and our ratio of debt to the fair market value of our gross assets net of gross intangible lease liabilities was 53.8%. Fair market value is based on the estimated market value of our real estate assets as of June 30, 2020 that were used to determine our estimated per share NAV, and for those assets acquired from July 1, 2020 through September 30, 2020 is based on the purchase price.
Our management reviews net debt as part of its management of our overall liquidity, financial flexibility, capital structure and leverage, and we therefore believe that the presentation of net debt provides useful information to stockholders. Net debt is a non-GAAP measure used to show our outstanding principal debt balance, excluding certain GAAP adjustments, such as premiums or discounts, less all cash and cash equivalents. As of September 30, 2020, our net debt leverage ratio, which is the ratio of net debt to total gross real estate assets net of gross intangible lease liabilities, was 50.9%.
The following table provides a reconciliation of the credit facility and notes payable, net balance, as reported in our condensed consolidated balance sheet, to net debt as of September 30, 2020 (dollar amounts in thousands):

Balance as of September 30, 2020
Credit facility and notes payable, net	$368,144
Deferred costs and net premiums (1)	1,168
Less: Cash and cash equivalents	(19,080)
Net debt	$350,232
Gross real estate assets, net (2)	$687,852
Net debt leverage ratio	50.9%
______________________
(1) Deferred costs relate to mortgage notes payable and the term portion of the Credit Facility.
(2) Net of gross intangible lease liabilities.
Cash Flow Analysis
Operating Activities. Net cash provided by operating activities decreased by $4.7 million for the nine months ended September 30, 2020, as compared to the same period in 2019. The change was primarily due to a decrease in the changes in rent and tenant receivables, as well as lower net income. See “— Results of Operations” for a more complete discussion of the factors impacting our operating performance.
Investing Activities. Net cash used in investing activities was $10.2 million for the nine months ended September 30, 2020, as compared to net cash provided by investing activities of $6.9 million for the nine months ended September 30, 2019. The change was primarily due to the acquisition of two properties during the nine months ended September 30, 2020, compared to the disposal of seven properties during the same period in 2019, which was offset by the acquisition of 14 properties during the nine months ended September 30, 2019.
Financing Activities. Net cash provided by financing activities was $13.5 million for the nine months ended September 30, 2020, as compared to net cash used in financing activities of $24.0 million for the nine months ended September 30, 2019. The change was primarily due to an increase in net proceeds from debt, coupled with decreases in distributions to stockholders and redemptions of common stock resulting from the Board’s suspension of the Amended DRIP and the Amended Share Redemption Program.

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
Off-Balance Sheet Arrangements
As of September 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.

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
Interest Rate Risk
As of September 30, 2020, we had an aggregate balance of $57.0 million of variable rate debt outstanding under our Credit Facility, excluding any debt subject to interest rate swap agreements, and therefore, we are exposed to interest rate changes in LIBOR. As of September 30, 2020, an increase or decrease of 50 basis points in interest rates would result in an increase or decrease in interest expense of $285,000 per annum.
As of September 30, 2020, we had three interest rate swap agreements outstanding, which mature on various dates from February 2021 through March 2023, with an aggregate notional amount of $241.1 million and an aggregate fair value of the net derivative liability of $10.5 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2020, an increase of 50 basis points in interest rates would result in a derivative liability of $8.3 million, representing a $2.2 million net change to the fair value of the net derivative liability. A decrease of 50 basis points would result in a derivative liability of $12.7 million, representing a $2.2 million net change to the fair value of the net derivative liability. See Note 6 — Derivative Instruments and Hedging Activities to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for more detailed discussion about our derivative instruments.
As the information presented above includes only those exposures that existed as of September 30, 2020, it does not consider exposures or positions arising after that date. The information presented herein has limited predictive value. Future actual realized gains or losses with respect to interest rate fluctuations will depend on cumulative exposures, hedging strategies employed and the magnitude of the fluctuations.

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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2020 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2020, were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Real Estate Assets
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
The extent to which the COVID-19 pandemic will impact our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the COVID-19 pandemic, the actions taken to contain the COVID-19 pandemic or mitigate its impact, and the direct and indirect economic effects of the COVID-19 pandemic and the related containment measures. Management is evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. Management will continue to monitor the impact to our business, financial condition, results of operations, cash flow, and occupancy. Accordingly, we cannot predict the significance, extent or duration of any adverse impact of the COVID-19 pandemic on our business, financial condition, results of operations or cash flows for the fiscal year ending December 31, 2020. Moreover, certain risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
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
Risks Associated with Debt Financing
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
Risks Related to the Merger
Failure to complete the Merger could negatively impact the future of our business and financial results.

If the Merger is not completed, the ongoing business of our Company could be materially adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including the following:

•
we will be required, under certain circumstances in which the Merger Agreement is terminated, to pay to CMFT a termination fee of $9.85 million and reimbursement of expenses incurred by CMFT in connection with the Merger of up to $1.79 million;

•	we are having to bear certain costs incurred by us relating to the Merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	the diversion of our management’s focus and resources from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could materially affect our business and financial results.

The pendency of the Merger, including as a result of the restrictions on the operation of our and CMFT’s business during the period between signing the Merger Agreement and the completion of the Merger, could adversely affect the business and operations of our Company, CMFT or both.
In connection with the pending Merger, some of our business partners or vendors and CMFT may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of our Company and CMFT, regardless of whether the Merger is completed. In addition, due to operating covenants in the Merger Agreement, we and CMFT may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in our ordinary course of business, even if such actions would prove beneficial. In addition, CMFT faces similar restrictions and risks related to the CCIT III Merger, which could further impact its revenues, earnings, cash flows and expenses.
The Merger Agreement and our Advisory Agreement contain provisions that could discourage a potential competing acquiror of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement restricts our ability to initiate, solicit, facilitate or knowingly encourage any Acquisition Proposal, subject to limited exceptions. Prior to making an Adverse Recommendation Change and/or entering into an Alternative Acquisition Agreement, we are required to provide CMFT with notice of our intention to make such an Adverse Recommendation Change and/or enter into an Alternative Acquisition Agreement and an opportunity to negotiate (to the extent CMFT wishes to negotiate) to make adjustments to the terms of the Merger Agreement such that the Superior Proposal ceases to constitute a Superior Proposal.
Upon termination of the Merger Agreement in certain circumstances involving an Acquisition Proposal, we are required to pay CMFT $9.85 million and an additional amount of up to $1.79 million as reimbursement for expenses incurred by CMFT in connection with the Merger. Further, although our advisor waived its right to receive any fees under the Advisory Agreement that it would have been entitled to receive upon the consummation of the Merger, we would be responsible for paying all or a portion of such fees to the advisor in connection with the consummation of certain other Acquisition Proposals, including a subordinated performance fee equal to 15% of the net sale proceeds of such Acquisition Proposal remaining after our stockholders have received distributions equal to 100% of Invested Capital (as defined in the Advisory Agreement) plus a 6.0% return thereon.
These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of our business from considering or making a competing Acquisition Proposal, even if the potential competing acquiror was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the Merger, or might cause a potential competing acquiror to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the applicable termination fee under the Merger Agreement or fees to the advisor that, in each case, may become payable in certain circumstances.
In certain circumstances, either we or CMFT may terminate the Merger Agreement.
Either we or CMFT may terminate the Merger Agreement if the Merger has not been consummated by the Outside Date. Also, the Merger Agreement may be terminated in certain circumstances if a final and non-appealable order is entered prohibiting the transactions contemplated by the Merger Agreement, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or if our stockholders fail to approve the Merger or the amendment to our charter that is required to consummate the Merger. In addition, at any time prior to the time our stockholders approve the Merger and the amendment to our charter that is required to consummate the Merger, we have the right to terminate the Merger Agreement in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal. Finally, at any time prior to the time our stockholders approve the Merger and the amendment to our charter that is required to consummate the Merger, CMFT has the right to terminate the Merger Agreement upon an Adverse Recommendation Change, upon the commencement of a tender offer or exchange offer for any shares of our common stock that constitutes an Acquisition Proposal if our Board fails to recommend against acceptance of such tender offer or exchange offer or to publicly reaffirm our Board’s recommendation after being requested to do so by CMFT or if we breach or fail to comply in any material respect with certain of our obligations regarding the solicitation of and response to Acquisition Proposals.
We and CMFT each expect to incur substantial expenses related to the Merger.
We and CMFT each expect to incur substantial expenses in connection with completing the Merger and integrating our properties and operations with CMFT and, if the CCIT III Merger is consummated, CMFT will incur additional expenses in connection with the further integration of CCIT III. While we and CMFT each have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Merger could, particularly in the near term, exceed the savings that CMFT expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Merger.
The Merger may be dilutive to estimated net income for our stockholders.
The Merger may be dilutive to estimated net income for our stockholders, which would potentially decrease the amount of funds available to distribute to our stockholders as stockholders of the combined company following the Merger (the “Combined Company”), as well as for our stockholders as stockholders of the fully combined company following the Merger and the CCIT III Merger (the “Fully Combined Company”). For instance, on a pro forma basis, assuming the Merger had been consummated on January 1, 2020, the net income per share of the Combined Company for the six months ended June 30, 2020 would have been less than the actual net income per share of our common stock during the same period.
The market value ascribed to the shares of common stock of our Company upon a liquidity event may be significantly lower than the estimated per share NAV of CMFT Common Stock considered by our Board in approving and recommending the Merger.
In approving and recommending the Merger, our Board considered, among other things, the most recent estimated per share NAV of our common stock and CMFT Common Stock as determined by our Board and the CMFT board of directors, respectively, with the assistance of their respective third-party valuation experts. The estimated per share NAV of CMFT Common Stock may not be immediately determined following the consummation of the Merger and the CCIT III Merger. In the event that the Fully Combined Company completes a liquidity event after consummation of the Merger and the CCIT III Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Fully Combined Company receive securities that are listed on a national securities exchange, or a sale of the Fully Combined Company for cash, the market value of the shares of the Fully Combined Company upon consummation of such liquidity event may be significantly lower than the current estimated value considered by our Board and the estimated per share NAV of CMFT Common Stock that may be reflected on the account statements of stockholders of the Fully Combined Company after consummation of the Merger and the CCIT III Merger. For example, if the shares of the Fully Combined Company are listed on a national securities exchange at some point after the consummation of the Merger and the CCIT III Merger, the trading price of the shares may be significantly lower than the most recent estimated per share NAV of CMFT Common Stock of $7.31 as of June 30, 2020.
 If the Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the Merger is conditioned on the receipt by us and CMFT of an opinion of counsel to the effect that the Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the Internal Revenue Service or on the courts. If, for any reason, the Merger were to fail to qualify as a tax-free reorganization, then each stockholder generally would recognize gain or loss, as applicable, equal to the difference between (1) the merger consideration (i.e. the fair market value of the shares of CMFT Common Stock) received by such stockholder in the Merger; and (2) such stockholder’s adjusted tax basis in our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Our Board has adopted a share redemption program that permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described in the Registration Statements for the Offerings. In addition, our Board may choose to amend the terms of, suspend or terminate our share redemption program at any time in its sole discretion if it believes that such action is in the best interest of us and our stockholders. Funding for the redemption of shares will be limited to the cumulative net proceeds we receive from the sale of shares under the DRIP, net of shares redeemed to date. Under our share redemption program, we will not redeem in excess of 5.0% of the weighted average number of shares outstanding during the trailing 12 months prior to the end of the fiscal quarter for which the redemptions are being paid. In addition, we will generally limit quarterly redemptions to approximately 1.25% of the weighted average number of shares outstanding during the trailing 12-month period ending on the last day of the fiscal quarter for which the redemptions are being paid, and to the net proceeds we receive from the sale of shares in the respective quarter under the DRIP. Any of the foregoing limits might prevent us from accommodating all redemption requests made in any fiscal quarter or in any 12-month period. In connection with the Merger, our Board suspended our share redemption program on August 30, 2020, and therefore, no shares will be redeemed from our stockholders after that date unless and until the share redemption program is reinstated. As of September 30, 2020, the estimated per share NAV was $18.96 for both Class A Shares and Class T Shares, which was established by the Board on August 12, 2020 using a valuation date of June 30, 2020. This estimated per share NAV serves as the most recent estimated value for purposes of the share redemption program, effective August 14, 2020, until such time as our Board determines a new estimated per share NAV.
In general, we redeem shares on a quarterly basis. During the three months ended September 30, 2020, we redeemed shares, including those redeemable due to death, as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 – July 31, 2020
Class A Shares	28	$19.64	28	(1)
Class T Shares	—	$—	—	(1)
August 1, 2020 – August 31, 2020
Class A Shares	44,407	$18.61	44,407	(1)
Class T Shares	1,026	$18.44	1,026	(1)
September 1, 2020 – September 30, 2020
Class A Shares	—	$—	—	(1)
Class T Shares	—	$—	—	(1)
Total	45,461		45,461	(1)
______________________

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
Unregistered Sales of Equity Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1*
Agreement and Plan of Merger by and among CIM Real Estate Finance Trust Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc. dated August 30, 2020 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed August 31, 2020).

2.2
Amendment to Agreement and Plan of Merger, dated October 22, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed October 28, 2020).

2.3
Amendment to Agreement and Plan of Merger, dated October 24, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed October 28, 2020).

2.4
Amendment No. 3 to Agreement and Plan of Merger, dated October 29, 2020, by and among CIM Real Estate Finance Trust, Inc., Thor V Merger Sub, LLC and Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed November 2, 2020).

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

3.6	Amended and Restated Bylaws of Cole Credit Property Trust V, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed on August 31, 2020).
4.1	Second Amended and Restated Distribution Reinvestment Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed May 1, 2020).
10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed August 14, 2020.)
10.2
Termination Letter Agreement, dated as of August 30, 2020, by and between Cole Credit Property Trust V, Inc. and Cole REIT Management V, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-55437), filed on August 31, 2020).

31.1**	Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***
Certifications of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule to the SEC upon request.
**	Filed herewith.
***
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
Date: November 13, 2020